Form 10-Q
period 1996-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1996-05-15
CIK 859910

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-18997

         SOUTHWEST ROYALTIES INSTITUTIONAL 1990-91 INCOME PROGRAM
          Southwest Royalties Institutional Income Fund X-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2310852
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     29,968         46,452
  Receivable from Managing General
   Partner                                          60,481         19,003
                                                 ---------      ---------
    Total current assets                            90,449         65,455
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,388,192      4,388,192
  Less accumulated depreciation,
   depletion and amortization                    3,753,000      3,717,000
                                                 ---------      ---------
    Net oil and gas properties                     635,192        671,192
                                                 ---------      ---------
                                              $    725,641        736,647
                                                 =========      =========
    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      5,700          -
  Distributions payable                                510            273
                                                 ---------      ---------
    Total current liabilities                        6,210            273
                                                 ---------      ---------
Partners' equity:
  General partners                                  (2,910)        (4,816)
  Limited partners                                 722,341        741,190
                                                 ---------      ---------
    Total partners' equity                         719,431        736,374
                                                 ---------      ---------
                                              $    725,641        736,647
                                                 =========      =========




PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Income from net profits interests                   $    78,361     63,932
Interest income from operations                             287        326
                                                        -------    -------
                                                         78,648     64,258
                                                        -------    -------
    Expenses

General and administrative                               30,591     32,935
Depreciation, depletion and
 amortization                                            36,000     35,250
                                                        -------    -------
                                                         66,591     68,185
                                                        -------    -------
Net income (loss)                                   $    12,057     (3,927)
                                                        =======    =======
Net income (loss) allocated to:

  Managing General Partner                          $     4,325      2,819
                                                        =======    =======
  General partner                                   $       481        313
                                                        =======    =======
  Limited partners                                  $     7,251     (7,059)
                                                        =======    =======
    Per limited partner unit                        $       .64       (.62)
                                                        =======    =======
















PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from net profits
   interests                                        $    36,842     64,410
  Cash paid to suppliers                                (24,891)   (24,634)
  Interest received                                         287        326
                                                        -------    -------
    Net cash provided by operating activities            12,238     40,102
                                                        -------    -------
Cash flows provided by investing activities:

  Sale of oil and gas properties                             41       -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (28,763)   (41,941)
                                                        -------    -------
    Net decrease in cash                                (16,484)    (1,839)

Cash and cash equivalents:
  Beginning of period                                    46,452     37,681
                                                        -------    -------
  End of period                                     $    29,968     35,842
                                                        =======    =======

                                                                (continued)













PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    12,057     (3,927)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and
   amortization                                          36,000     35,250
  (Increase) decrease in receivables                    (41,519)       478
  Increase in payables                                    5,700      8,301
                                                        -------    -------
Net cash provided by operating
 activities                                         $    12,238     40,102
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund X-A, L.P. was organized as a Delaware limited partnership on January 29, 1990. The offering of such limited partnership interests began May 11, 1990 as part of a shelf offering registered under the name Southwest Royalties Institutional 1990-91 Income Program. Minimum capital requirements for the Partnership were met on July 30, 1990, with the offering of limited partnership interests concluding on November 30, 1990, with total limited partner contributions of $5,658,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   17.10     16.37       4%
Average price per mcf of gas              $    1.48      1.83     (19%)
Oil production in barrels                    13,700    11,000      25%
Gas production in mcf                        21,100    13,200      60%
Income from net profits interests         $  78,361    63,932      23%
Partnership distributions                 $  29,000    42,000     (31%)
Limited partner distributions             $  26,100    37,800     (31%)
Per unit distribution to limited
 partners                                 $    2.31      3.34     (31%)
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $78,361 from $63,932 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 23%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 4%, or $.73 per barrel, resulting in an increase of approximately $8,000 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarters ended March 31, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.35 per mcf, resulting in a decrease of approximately $4,600 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $3,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,700 barrels or 25% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in an increase of approximately $46,200 in income from net profits interests.

    Gas production increased approximately 7,900 mcf or 60% during the same period, resulting in an increase of approximately $11,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $57,900.

    The change in production is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between a third party operator, a pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues were released.

3. Lease operating costs and production taxes were 33% higher, or approximately $46,900 more during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The increase in lease operating costs is primarily attributable to litigation costs, on one lease, of approximately $56,000.

Costs and Expenses

Total costs and expenses decreased to $66,591 from $68,185 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 2%. The decrease is the result of higher depletion expense, offset by a decline in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $2,300 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. Depletion expense increased to $36,000 for the quarter ended March 31, 1996 from $33,000 for the same period in 1995. This represents an increase of 9%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $12,200 in the three months ended March 31, 1996 as compared to approximately $40,100 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $40 in the three months ended March 31, 1996 as compared to none in the three months ended March 31, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $28,800 in the three months ended March 31, 1996 as compared to approximately $41,900 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $29,000 of which $26,100 was distributed to the limited partners and $2,900 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $2.31. Total distributions during the three months ended March 31, 1995 were $42,000 of which $37,800 was distributed to the limited partners and $4,200 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $3.34.

The sources for the 1996 distributions of $29,000 were oil and gas operations of approximately $12,200 and the sale of oil and gas properties of approximately $40, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $42,000 was oil and gas operations of approximately $40,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,556,122 have been made to the partners. As of March 31, 1996, $2,348,861 or $207.57 per limited partner unit has been distributed to the limited partners, representing a 42% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $84,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND X-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996