Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1996-08-15
CIK 859910

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     20,969          46,452
  Receivable from Managing
   General Partner                                 84,706          19,003
  Other receivable                                  3,350            -
                                                ---------       ---------
    Total current assets                          109,025          65,455
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,388,192       4,388,192
  Less accumulated depreciation,
   depletion and amortization                   3,784,000       3,717,000
                                                ---------       ---------
    Net oil and gas properties                    604,192         671,192
                                                ---------       ---------
                                             $    713,217         736,647
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        192             273
                                                ---------       ---------

Partners' equity:
  General partners                                   (451)         (4,816)
  Limited partners                                713,476         741,190
                                                ---------       ---------
    Total partners' equity                        713,025         736,374
                                                ---------       ---------
                                             $    713,217         736,647
                                                =========       =========

PAGE

,         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   108,102     64,257    186,464    128,189
Interest                              322        346        610        671
                                  -------    -------    -------    -------
                                  108,424     64,603    187,074    128,860
                                  -------    -------    -------    -------

     Expenses

General and administrative         22,830     21,835     53,423     54,768
Depreciation, depletion and
  amortization                     31,000     34,440     67,000     69,690
                                  -------    -------    -------    -------
                                   53,830     56,275    120,423    124,458
                                  -------    -------    -------    -------
Net income                    $    54,594      8,328     66,651      4,402
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     7,703      3,849     12,029      6,668
                                  =======    =======    =======    =======
  General Partner             $       856        428      1,337        741
                                  =======    =======    =======    =======
  Limited Partners            $    46,035      4,051     53,285     (3,007)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      4.07        .36       4.71       (.27)
                                  =======    =======    =======    =======

PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   117,370    132,731
  Cash paid to suppliers                                (53,423)   (54,992)
  Interest received                                         610        671
                                                        -------    -------
    Net cash provided by operating
     activities                                          64,557     78,410
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas property interest                                 41       -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (90,081)   (78,768)
                                                        -------    -------
Net decrease in cash and cash equivalents               (25,483)      (358)

  Beginning of period                                    46,452     37,681
                                                        -------    -------
  End of period                                     $    20,969     37,323
                                                        =======    =======

                                                                (continued)

PAGE

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    66,651      4,402

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        67,000     69,690
    (Increase) decrease in receivables                  (69,094)     4,542
    Decrease in payables                                   -          (224)
                                                        -------    -------
Net cash provided by operating
  activities                                        $    64,557     78,410
                                                        =======    =======

PAGE

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.07     17.32        16%
Average price per mcf of gas             $    2.39      1.76        36%
Oil production in barrels                    9,500    10,200        (7%)
Gas production in mcf                       13,600    13,300         2%
Income from net profits interests        $ 108,102    64,257        68%
Partnership distributions                $  61,000    37,000        65%
Limited partner distributions            $  54,900    33,300        65%
Per unit distribution to limited
 partners                                $    4.85      2.94        65%
Number of limited partner units             11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $108,102 from $64,257 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 68%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 16%, or $2.75 per barrel, resulting in an increase of approximately $28,100 in income from net profits interests. Oil sales represented 85% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 88% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 36%, or $.63 per mcf, resulting in an increase of approximately $8,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $36,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 700 barrels or 7% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $14,000 in income from net profits interests.

    Gas production increased approximately 300 mcf or 2% during the same period, resulting in an increase of approximately $700 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $13,300.

3. Lease operating costs and production taxes were 16% lower, or approximately $21,700 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of an adjustment of an overcharge from a prior period.

Costs and Expenses

Total costs and expenses decreased to $53,830 from $56,275 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,000 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $31,000 for the quarter ended June 30, 1996 from $34,440 for the same period in 1995. This represents a decrease of 10%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A factor that contributed to the decline in depletion expense between the comparative period was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.31     16.82         9%
Average price per mcf of gas             $    2.44      1.80        36%
Oil production in barrels                   23,200    21,200         9%
Gas production in mcf                       26,200    26,500        (1%)
Income from net profits interests        $ 186,464   128,189        45%
Partnership distributions                $  90,000    79,000        14%
Limited partner distributions            $  81,000    71,100        14%
Per unit distribution to limited
 partners                                $    7.16      6.28        14%
Number of limited partner units             11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $186,464 from $128,189 for the six months ended June 30, 1996 and 1995, respectively, an increase of 45%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 9%, or $1.49 per barrel, resulting in an increase of approximately $31,600 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 1996 as compared to 88% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 36%, or $.64 per mcf, resulting in an increase of approximately $17,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $48,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production increased approximately 2,000 barrels or 9% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in an increase of approximately $36,600 in income from net profits interests.

    Gas production decreased approximately 300 mcf or 1% during the same period, resulting in a decrease of approximately $700 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $35,900.

3. Lease operating costs and production taxes were 9% higher, or approximately $25,200 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in lease operating costs is primarily attributable to litigation costs on one lease, offset by an adjustment for an overcharge during a prior period

Costs and Expenses

Total costs and expenses decreased to $120,423 from $124,458 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 3%. The decrease is the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,300 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $67,000 for the six months ended June 30, 1996 from $69,690 for the same period in 1995. This represents a decrease of 4%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A factor that contributed to the decline in depletion expense between the comparative period was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $64,600 in the six months ended June 30, 1996 as compared to approximately $78,400 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $40 in the six months ended June 30, 1996 as compared to none in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $90,100 in the six months ended June 30, 1996 as compared to approximately $78,800 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $90,000 of which $81,000 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $7.16. Total distributions during the six months ended June 30, 1995 were $79,000 of which $71,100 was distributed to the limited partners and $7,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $6.28.

The sources for the 1996 distributions of $90,000 were oil and gas operations of approximately $64,600 and the sale of oil and gas properties of approximately $40, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $79,000 was oil and gas operations of approximately $78,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,617,122 have been made to the partners. As of June 30, 1996, $2,403,761 or $212.42 per limited partner unit has been distributed to the limited partners, representing a 42% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $108,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996