Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1996-11-13
CIK 859910

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     20,942          46,452
  Receivable from Managing
   General Partner                                 79,497          19,003
                                                ---------       ---------
    Total current assets                          100,439          65,455
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,387,442       4,388,192
  Less accumulated depreciation,
   depletion and amortization                   3,811,000       3,717,000
                                                ---------       ---------
    Net oil and gas properties                    576,442         671,192
                                                ---------       ---------
                                             $    676,881         736,647
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        387             273
                                                ---------       ---------

Partners' equity:
  General partners                                 (1,404)         (4,816)
  Limited partners                                677,898         741,190
                                                ---------       ---------
    Total partners' equity                        676,494         736,374
                                                ---------       ---------
                                             $    676,881         736,647
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    76,023      6,994    262,487    135,182
Interest                              278        288        887        960
                                  -------    -------    -------    -------
                                   76,301      7,282    263,374    136,142
                                  -------    -------    -------    -------

     Expenses

General and administrative         22,832     23,085     76,254     77,854
Depreciation, depletion and
 amortization                      27,000     24,000     94,000     93,690
                                  -------    -------    -------    -------
                                   49,832     47,085    170,254    171,544
                                  -------    -------    -------    -------
Net income (loss)             $    26,469    (39,803)    93,120    (35,402)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     4,812     (1,422)    16,841      5,246
                                  =======    =======    =======    =======
  General Partner             $       535       (158)     1,871        583
                                  =======    =======    =======    =======
  Limited Partners            $    21,122    (38,223)    74,408    (41,231)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      1.87      (3.38)      6.58      (3.64)
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   201,952    168,949
  Cash paid to suppliers                                (76,254)   (75,479)
  Interest received                                         887        960
                                                       --------    -------
    Net cash provided by operating
     activities                                         126,585     94,430
                                                       --------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas property interest                                791       -
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                            (152,886)   (97,872)
                                                       --------    -------
Net decrease in cash and cash equivalents               (25,510)    (3,442)

  Beginning of period                                    46,452     37,681
                                                       --------    -------
  End of period                                     $    20,942     34,239
                                                       ========    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income (loss)
 to net cash provided by operating
  activities:

Net income (loss)                                   $    93,120    (35,402)

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:

    Depreciation, depletion and
     amortization                                        94,000     93,690
    (Increase) decrease in receivables                  (60,535)    33,767
    Increase in payables                                   -         2,375
                                                        -------    -------
 Net cash provided by operating
  activities                                        $   126,585     94,430
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.97     15.37        36%
Average price per mcf of gas             $    2.09      1.78        17%
Oil production in barrels                    8,500     8,000         6%
Gas production in mcf                       12,000    13,000        (8%)
Income from net profits interests        $  76,023     6,994       987%
Partnership distributions                $  63,000    19,000       232%
Limited partner distributions            $  56,700    17,600       222%
Per unit distribution to limited
 partners                                $    5.01      1.56       222%
Number of limited partner units             11,316    11,316


Revenues

The Partnership's income from net profits interests increased to $76,023 from $6,994 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 987%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 36%, or $5.60 per barrel, resulting in an increase of approximately $44,800 in income from net profits interests. Oil sales represented 88% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 84% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.31 per mcf, resulting in an increase of approximately $4,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $48,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 500 barrels or 6% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $10,500 in income from net profits interests.

    Gas production decreased approximately 1,000 mcf or 8% during the same period, resulting in a decrease of approximately $2,100 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $8,400.

3. Lease operating costs and production taxes were 9% lower, or approximately $12,100 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Costs and Expenses

Total costs and expenses increased to $49,832 from $47,085 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 6%. The increase is the result of higher depletion expense, offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense increased to $27,000 for the quarter ended September 30, 1996 from $24,000 for the same period in 1995. This represents an increase of 13%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.02     16.43        16%
Average price per mcf of gas             $    2.33      1.79        30%
Oil production in barrels                   31,700    29,200         9%
Gas production in mcf                       38,200    39,500        (3%)
Income from net profits interests        $ 262,487   135,182        94%
Partnership distributions                $ 153,000    98,000        56%
Limited partner distributions            $ 137,700    88,700        55%
Per unit distribution to limited
 partners                                $   12.17      7.84        55%
Number of limited partner units             11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $262,487 from $135,182 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 94%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 16%, or $2.59 per barrel, resulting in an increase of approximately $75,600 in income from net profits interests. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $.54 per mcf, resulting in an increase of approximately $21,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $96,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,500 barrels or 9% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in an increase of approximately $47,600 in income from net profits interests.

    Gas production decreased approximately 1,300 mcf or 3% during the same period, resulting in a decrease of approximately $3,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $44,600.

3. Lease operating costs and production taxes were 3% higher, or approximately $13,100 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $170,254 from $171,544 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense and amortization expense, offset by an increase in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,600 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense increased to $94,000 for the nine months ended September 30, 1996 from $90,000 for the same period in 1995. This represents an increase of 4%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the nine months ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $126,600 in the nine months ended September 30, 1996 as compared to approximately $94,400 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $800 in the nine months ended September 30, 1996 as compared to none in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $152,900 in the nine months ended September 30, 1996 as compared to approximately $97,900 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $153,000 of which $137,700 was distributed to the limited partners and $15,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $12.17. Total distributions during the nine months ended September 30, 1995 were $98,000 of which $88,700 was distributed to the limited partners and $9,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $7.84.

The sources for the 1996 distributions of $153,000 were oil and gas operations of approximately $126,600 and the sale of oil and gas properties of approximately $800, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $98,000 was oil and gas operations of approximately $94,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,680,122 have been made to the partners. As of September 30, 1996, $2,460,461 or $217.43 per limited partner unit has been distributed to the limited partners, representing a 43% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $100,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities


          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996