Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1997-08-15
CIK 859910

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     16,152           6,736
 Receivable from Managing General Partner          53,156          99,877
 Other receivable                                       -          14,850
                                                ---------       ---------
    Total current assets                           69,308         121,463
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,387,142       4,387,142
  Less accumulated depreciation,
   depletion and amortization                   3,815,000       3,789,000
                                                ---------       ---------
    Net oil and gas properties                    572,142         598,142
                                                ---------       ---------
                                             $    641,450         719,605
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        384               -
 Distributions payable                                233             142
                                                ---------       ---------
    Total current liabilities                         617             142
                                                ---------       ---------
Partners' equity:
 General partners                                  (4,570)            693
 Limited partners                                 645,403         718,770
                                                ---------       ---------
    Total partners' equity                        640,833         719,463
                                                ---------       ---------
                                             $    641,450         719,605
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                      $    75,797    108,102   135,337   186,464
Interest                                139        322       362       610
Miscellaneous income                      -          -     1,650         -
                                    -------    -------   -------   -------
                                     75,936    108,424   137,349   187,074
                                    -------    -------   -------   -------

  Expenses

General and administrative           23,219     22,830    52,979    53,423
Depreciation, depletion and
 amortization                        13,000     31,000    26,000    67,000
                                    -------    -------   -------   -------
                                     36,219     53,830    78,979   120,423
                                    -------    -------   -------   -------
Net income                      $    39,717     54,594    58,370    66,651
                                    =======    =======   =======   =======
Net income allocated to:

 Managing General Partner       $     4,744      7,703     7,593    12,029
                                    =======    =======   =======   =======
 General Partner                $       528        856       844     1,337
                                    =======    =======   =======   =======
 Limited partners               $    34,445     46,035    49,933    53,285
                                    =======    =======   =======   =======
  Per limited partner unit      $      3.04       4.07      4.41      4.71
                                    =======    =======   =======   =======

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   198,558    117,370
 Cash paid to suppliers                                 (52,595)   (53,423)
 Interest received                                          362        610
                                                        -------    -------
  Net cash provided by operating activities             146,325     64,557
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property                                                    -         41
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (136,909)   (90,081)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                              9,416    (25,483)

 Beginning of period                                      6,736     46,452
                                                        -------    -------
 End of period                                      $    16,152     20,969
                                                        =======    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    58,370     66,651

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               26,000     67,000
  (Increase) decrease in receivables                     61,571    (69,094)
  Increase in payables                                      384          -
                                                        -------    -------
Net cash provided by operating activities           $   146,325     64,557
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.49     20.07        (8%)
Average price per mcf of gas             $    2.49      2.39         4%
Oil production in barrels                    7,500     9,500       (21%)
Gas production in mcf                       12,600    13,600        (7%)
Income from net profits interests        $  75,797   108,102       (30%)
Partnership distributions                $  32,000    61,000       (48%)
Limited partner distributions            $  28,800    54,900       (48%)
Per unit distribution to limited
 partners                                $    2.55      4.85       (48%)
Number of limited partner units             11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $75,797 from $108,102 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 30%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 8%, or $1.58 per barrel, resulting in a decrease of approximately $15,000 in income from net profits interests. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 85% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.10 per mcf, resulting in an increase of approximately $1,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 21% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $37,000 in income from net profits interests.

    Gas production decreased approximately 1,000 mcf or 7% during the same period, resulting in a decrease of approximately $2,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $39,500. The decrease in oil production is primarily attributable to a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

3. Lease operating costs and production taxes were 17% lower, or approximately $19,900 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $36,219 from $53,830 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 33%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $400 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $13,000 for the quarter ended June 30, 1997 from $31,000 for the same period in 1996. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.62     18.31         2%
Average price per mcf of gas             $    2.63      2.44         8%
Oil production in barrels                   14,700    23,200       (37%)
Gas production in mcf                       25,000    26,200        (5%)
Income from net profits interests        $ 135,337   186,464       (27%)
Partnership distributions                $ 137,000    90,000        52%
Limited partner distributions            $ 123,300    81,000        52%
Per unit distribution to limited
 partners                                $   10.90      7.16        52%
Number of limited partner units             11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $135,337 from $186,464 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 2%, or $.31 per barrel, resulting in an increase of approximately $7,200 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1997 as compared to 87% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.19 per mcf, resulting in an increase of approximately $5,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,500 barrels or 37% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $158,300 in income from net profits interests.

    Gas production decreased approximately 1,200 mcf or 5% during the same period, resulting in a decrease of approximately $3,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $161,500. The decrease is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between a third party operator, the lease's pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues, approximately 5,900 barrels of oil, was released during the first quarter of 1996. Also contributing to the decline is a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

3. Lease operating costs and production taxes were 32% lower, or approximately $97,700 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily attributable to the litigation costs of approximately $56,000 incurred during the first quarter of 1996 and a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $78,979 from $120,423 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 34%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $26,000 for the six months ended June 30, 1997 from $67,000 for the same period in 1996. This represents a decrease of 61%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $146,300 in the six months ended June 30, 1997 as compared to approximately $64,600 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to approximately $40 in the six months ended June 30, 1996.

Cash flows used in financing activities were approximately $136,900 in the six months ended June 30, 1997 as compared to approximately $90,100 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $137,000 of which $123,300 was distributed to the limited partners and $13,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $10.90. Total distributions during the six months ended June 30, 1996 were $90,000 of which $81,000 was distributed to the limited partners and $9,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $7.16.

The source for the 1997 distributions of $137,000 was oil and gas operations of approximately $146,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $90,000 were oil and gas operations of approximately $64,600 and the sale of oil and gas properties of approximately $40, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,890,122 have been made to the partners. As of June 30, 1997, $2,649,461 or $234.13 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $68,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date: August 15, 1997