Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1997-11-13
CIK 859910

Page 1 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    9,683          6,736
 Receivable from Managing General Partner          51,886         99,877
 Other receivable                                       -         14,850
---------                                      ---------
     Total current assets                          61,569        121,463
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,384,642      4,387,142
  Less accumulated depreciation,
   depletion and amortization                   3,827,000      3,789,000
                                                ---------      ---------
     Net oil and gas properties                   557,642        598,142
                                                ---------      ---------
                                               $  619,211        719,605
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      234            142
                                                ---------      ---------
Partners' equity
 General partners                                 (5,556)            693
 Limited partners                                 624,533        718,770
                                                ---------      ---------
     Total partners' equity                       618,977        719,463
                                                ---------      ---------
                                               $  619,211        719,605
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    55,603    76,023     190,940   262,487
Interest                             160       278         522       887
Miscellaneous                      6,003         -       7,653         -
                                  ------    ------     -------   -------
                                  61,766    76,301     199,115   263,374
                                  ------    ------     -------   -------
Expenses

General and administrative        22,622    22,832      75,601    76,254
Depreciation, depletion and
 amortization                     12,000    27,000      38,000    94,000
                                  ------    ------     -------   -------
                                  34,622    49,832     113,601   170,254
                                  ------    ------     -------   -------
Net income                   $    27,144    26,469      85,514    93,120
                                  ======    ======     =======   =======



Net income allocated to:

 Managing General Partner    $     3,523     4,812      11,116    16,841
                                  ======    ======     =======   =======
 General Partner             $       391       535       1,235     1,871
                                  ======    ======     =======   =======
 Limited Partners            $    23,230    21,122      73,163    74,408
                                  ======    ======     =======   =======
  Per limited partner unit   $      2.05      1.87        6.47      6.58
                                  ======    ======     =======   =======

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  261,434    201,952
 Cash paid to suppliers                              (75,601)   (76,254)
 Interest received                                        522        887
                                                      -------    -------

  Net cash provided by operating activities           186,355    126,585
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                     2,500        791
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (185,908)  (152,886)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            2,947   (25,510)

 Beginning of period                                    6,736     46,452
                                                      -------    -------
 End of period                                     $    9,683     20,942
=======                                            =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   85,514     93,120

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              38,000     94,000
 (Increase) decrease in receivables                    62,841   (60,535)
                                                    ---------    -------
Net cash provided by operating activities          $  186,355    126,585
                                                    =========    =======

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.42     20.97    (17%)
Average price per mcf of gas               $    2.36      2.09      13%
Oil production in barrels                      6,800     8,500    (20%)
Gas production in mcf                         11,900    12,000     (1%)
Income from net profits interests          $  55,603    76,023    (27%)
Partnership distributions                  $  49,000    63,000    (22%)
Limited partner distributions              $  44,100    56,700    (22%)
Per unit distribution to limited partners  $    3.90      5.01    (22%)
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $55,603 from $76,023 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 17%, or $3.55 per barrel, resulting in a decrease of approximately $30,200 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 88% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.27 per mcf, resulting in an increase of approximately $3,200 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $27,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 20% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $29,600 in income from net profits interests.

    Gas production decreased approximately 100 mcf or 1% during the same period, resulting in a decrease of approximately $200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $29,800. The decrease in oil production is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

3. Lease operating costs and production taxes were 28% lower, or approximately $35,900 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decrease is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.


Costs and Expenses

Total costs and expenses decreased to $34,622 from $49,832 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 31%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $12,000 for the quarter ended September 30, 1997 from $27,000 for the same period in 1996. This represents a decrease of 56%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.24     19.02     (4%)
Average price per mcf of gas               $    2.54      2.33       9%
Oil production in barrels                     21,500    31,700    (32%)
Gas production in mcf                         36,900    38,200     (3%)
Income from net profits interests          $ 190,940   262,487    (27%)
Partnership distributions                  $ 186,000   153,000      22%
Limited partner distributions              $ 167,400   137,700      22%
Per unit distribution to limited partners  $   14.79     12.17      22%
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $190,940 from $262,487 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.78 per barrel, resulting in a decrease of approximately $24,700 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 87% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.21 per mcf, resulting in an increase of approximately $8,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,200 barrels or 32% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $186,000 in income from net profits interests.

    Gas production decreased approximately 1,300 mcf or 3% during the same period, resulting in a decrease of approximately $3,300 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $189,300. The decrease is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between a third party operator, the lease's pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues, approximately 5,900 barrels of oil, were released during the first quarter of 1996. Also contributing to the decline is a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

3. Lease operating costs and production taxes were 31% lower, or approximately $133,700 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily attributable to the litigation costs of approximately $56,000 incurred during the first quarter of 1996 and a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $113,601 from $170,254 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 33%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $700 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $38,000 for the nine months ended September 30, 1997 from $94,000 for the same period in 1996. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $186,400 in the nine months ended September 30, 1997 as compared to approximately $126,600 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $2,500 in the nine months ended September 30, 1997 as compared to approximately $800 in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $185,900 in the nine months ended September 30, 1997 as compared to approximately $152,900 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $186,000 of which $167,400 was distributed to the limited partners and $18,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $14.79. Total distributions during the nine months ended September 30, 1996 were $153,000 of which $137,700 was distributed to the limited partners and $15,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $12.17.

The  sources  for  the  1997 distributions of $186,000  were  oil  and  gas operations of approximately $186,400 and the change in oil and gas properties of approximately $2,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $153,000 were oil and gas operations of approximately $126,600, and the change in oil and gas properties of approximately $800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,939,122 have been made to the partners. As of September 30, 1997, $2,693,561 or $238.03 per limited partner unit has been distributed to the limited partners, representing a 48% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $61,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997