Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1998-08-13
CIK 859910

3 of 14

                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     37,709           6,301
 Receivable from Managing General Partner           1,631          57,891
                                                ---------       ---------
    Total current assets                           39,340          64,192
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,339,642       4,384,642
  Less accumulated depreciation,
   depletion and amortization                   3,909,000       3,872,000
                                                ---------       ---------
    Net oil and gas properties                    430,642         512,642
                                                ---------       ---------
                                             $    469,982         576,834
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        367             291
                                                ---------       ---------
Partners' equity:
 General partners                                (12,292)         (5,299)
 Limited partners                                 481,907         581,842
                                                ---------       ---------
    Total partners' equity                        469,615         576,543
                                                ---------       ---------
                                             $    469,982         576,834
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income (loss) from net profits
 interests                      $   (4,613)     75,797    17,323   135,337
Interest                                 15        139       104       362
Miscellaneous income                      -          -         -     1,650
                                    -------    -------   -------   -------
                                    (4,598)     75,936    17,427   137,349
                                    -------    -------   -------   -------

  Expenses

General and administrative           26,155     23,219    57,355    52,979
Depreciation, depletion and
 amortization                        19,000     13,000    37,000    26,000
                                    -------    -------   -------   -------
                                     45,155     36,219    94,355    78,979
                                    -------    -------   -------   -------
Net income (loss)               $  (49,753)     39,717  (76,928)    58,370
                                    =======    =======   =======   =======
Net income (loss) allocated to:

 Managing General Partner       $   (2,768)      4,744   (3,594)     7,593
                                    =======    =======   =======   =======
 General Partner                $     (307)        528     (399)       844
                                    =======    =======   =======   =======
 Limited partners               $  (46,678)     34,445  (72,935)    49,933
                                    =======    =======   =======   =======
  Per limited partner unit      $    (4.12)       3.04    (6.45)      4.41
                                    =======    =======   =======   =======

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    63,666    198,558
 Cash paid to suppliers                                (47,438)   (52,595)
 Interest received                                          104        362
                                                        -------    -------
  Net cash provided by operating activities              16,332    146,325
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property                                               45,000          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (29,924)  (136,909)
                                                        -------    -------
Net increase in cash and cash equivalents                31,408      9,416

 Beginning of period                                      6,301      6,736
                                                        -------    -------
 End of period                                      $    37,709     16,152
                                                        =======    =======
                                                               (continued)

         Southwest Royalties Institutional Income Fund X-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (76,928)     58,370

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               37,000     26,000
  Decrease in receivables                                46,343     61,571
  Increase in payables                                    9,917        384
                                                        -------    -------
Net cash provided by operating activities           $    16,332    146,325
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

Based on current conditions, management does not anticipate performing workovers during the next two years. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.94     18.49      (35%)
Average price per mcf of gas             $     2.65      2.49         6%
Oil production in barrels                     5,800     7,500      (23%)
Gas production in mcf                         9,800    12,600      (22%)
Income from net profits interests        $  (4,613)    75,797     (106%)
Partnership distributions                $   12,000    32,000      (63%)
Limited partner distributions            $   10,800    28,800      (63%)
Per unit distribution to limited
 partners                                $      .95      2.55      (63%)
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $(4,613) from $75,797 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 106%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 35%, or $6.55 per barrel, resulting in a decrease of approximately $49,100 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 82% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.16 per mcf, resulting in an increase of approximately $2,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $47,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 23% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $20,298 in income from net profits interests.

    Gas production decreased approximately 2,800 mcf or 22% during the same period, resulting in a decrease of approximately $7,420 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $27,718. The decrease in oil production is primarily attributable to a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit. The decrease in gas production is due primarily to the sale of one well.

3.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $5,500 more during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $45,155 from $36,219 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 25%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or approximately $2,900 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense increased to $19,000 for the quarter ended June 30, 1998 from $13,000 for the same period in 1997. This represents an increase of 46%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.70     18.62      (32%)
Average price per mcf of gas             $     2.24      2.63      (15%)
Oil production in barrels                    13,200    14,700      (10%)
Gas production in mcf                        20,700    25,000      (17%)
Income from net profits interests        $   17,323   135,337      (87%)
Partnership distributions                $   30,000   137,000      (78%)
Limited partner distributions            $   27,000   123,300      (78%)
Per unit distribution to limited
 partners                                $     2.39     10.90      (78%)
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $17,323 from $135,337 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 87%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 32%, or $5.92 per barrel, resulting in a decrease of approximately $87,000 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the six months ended June 30, 1998 as compared to 81% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.39 per mcf, resulting in a decrease of approximately $9,750 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $96,750. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 10% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $19,050 in income from net profits interests.

    Gas production decreased approximately 4,300 mcf or 17% during the same period, resulting in a decrease of approximately $9,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $28,650.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $7,400 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $94,355 from $78,979 for the six months ended June 30, 1998 and 1997, respectively, an increase of 19%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $4,400 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $37,000 for the six months ended June 30, 1998 from $26,000 for the same period in 1997. This represents an increase of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $16,300 in the six months ended June 30, 1998 as compared to approximately $146,300 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $45,000 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997. The source of the 1998 cash flows were sale of oil and gas properties.

Cash flows used in financing activities were approximately $29,900 in the six months ended June 30, 1998 as compared to approximately $136,900 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $2.39. Total distributions during the six months ended June 30, 1997 were $137,000 of which $123,300 was distributed to the limited partners and $13,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $10.90.

The sources for the 1998 distributions of $30,000 were oil and gas operations of approximately $16,300 and the sale of oil and gas properties of approximately $45,000. The source for the 1997 distributions of $137,000 was oil and gas operations of approximately $146,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,013,122 have been made to the partners. As of June 30, 1998, $2,760,161 or $243.92 per limited partner unit has been distributed to the limited partners, representing a 49% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $39,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1998.

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

Date: August 15, 1998