Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 1998-11-12
CIK 859910

Page 15 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   17,632          6,301
 Receivable from Managing General Partner           1,367         57,891
                                                ---------      ---------
     Total current assets                          18,999         64,192
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,291,043      4,384,642
  Less accumulated depreciation,
   depletion and amortization                   3,914,500      3,872,000
                                                ---------      ---------
     Net oil and gas properties                   376,543        512,642
                                                ---------      ---------
                                               $  395,542        576,834
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      291            291
                                                ---------      ---------
Partners' equity
 General partners                                (19,178)        (5,299)
 Limited partners                                 414,429        581,842
                                                ---------      ---------
     Total partners' equity                       395,251        576,543
                                                ---------      ---------
                                               $  395,542        576,834
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues

Income from net profits
 interests                   $  (22,604)    55,603     (5,282)   190,940
Interest                               -       160         104       522
Miscellaneous                          -     6,003           -     7,653
                                  ------    ------     -------   -------
                                (22,604)    61,766     (5,178)   199,115
                                  ------    ------     -------   -------
Expenses

General and administrative        26,259    22,622      83,614    75,601
Depreciation, depletion and
 amortization                      5,500    12,000      42,500    38,000
                                  ------    ------     -------   -------
                                  31,759    34,622     126,114   113,601
                                  ------    ------     -------   -------
Net income (loss)            $  (54,363)    27,144   (131,292)    85,514
                                  ======    ======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $   (4,398)     3,523     (7,991)    11,116
                                  ======    ======     =======   =======
 General Partner             $     (488)       391       (888)     1,235
                                  ======    ======     =======   =======
 Limited Partners            $  (49,477)    23,230   (122,413)    73,163
                                  ======    ======     =======   =======
  Per limited partner unit   $    (4.37)      2.05     (10.82)      6.47
                                  ======    ======     =======   =======

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $   36,367    261,434
 Cash paid to suppliers                              (68,739)   (75,601)
 Interest received                                        104        522
                                                      -------    -------

  Net cash (used in) provided by operating activities           (32,268)
186,355
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                    93,599      2,500
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (50,000)  (185,908)
                                                      -------    -------
Net increase in cash and cash
 equivalents                                           11,331      2,947

 Beginning of period                                    6,301      6,736
                                                      -------    -------
 End of period                                     $   17,632      9,683
                                                      =======    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash (used in) provided by operating activities

Net income (loss)                                  $(131,292)     85,514

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

 Depreciation, depletion and amortization              42,500     38,000
 Decrease in receivables                               56,524     62,841
                                                    ---------    -------
Net cash (used in) provided by operating activities         $   (32,268)
186,355
                                                    =========    =======

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of quarter ended September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   10.63     17.42    (39%)
Average price per mcf of gas               $    1.60      2.36    (32%)
Oil production in barrels                      4,900     6,800    (28%)
Gas production in mcf                          8,800    11,900    (26%)
Income from net profits interests          $(22,604)    55,603   (141%)
Partnership distributions                  $  20,000    49,000    (59%)
Limited partner distributions              $  18,000    44,100    (59%)
Per unit distribution to limited partners  $    1.59      3.90    (59%)
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $(22,604) from $55,603 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 141%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 39%, or $6.79 per barrel, resulting in a decrease of approximately $46,200 in income from net profits interests. Oil sales represented 79% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 81% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 32%, or $.76 per mcf, resulting in an decrease of approximately $9,000 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $55,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 28% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $20,200 in income from net profits interests.

    Gas production decreased approximately 3,100 mcf or 26% during the same period, resulting in a decrease of approximately $5,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $25,200.   The  decrease  in
    production is primarily due to property sales and natural decline.

3.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $5,500 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.


Costs and Expenses

Total costs and expenses decreased to $31,759 from $34,622 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 8%. The decrease is the result of lower depletion expense partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $3,600 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. Depletion expense decreased to $5,500 for the quarter ended September 30, 1998 from $12,000 for the same period in 1997. This represents a decrease of 54%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.14     18.24    (33%)
Average price per mcf of gas               $    2.05      2.54    (19%)
Oil production in barrels                     18,100    21,500    (16%)
Gas production in mcf                         29,500    36,900    (20%)
Income from net profits interests          $ (5,282)   190,940   (103%)
Partnership distributions                  $  50,000   186,000    (73%)
Limited partner distributions              $  45,000   167,400    (73%)
Per unit distribution to limited partners  $    3.98     14.79    (73%)
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $(5,282) from $190,940 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 103%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 33%, or $6.10 per barrel, resulting in a decrease of approximately $131,100 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 81% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.49 per mcf, resulting in an decrease of approximately $18,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $149,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 16% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $41,300 in income from net profits interests.

    Gas production decreased approximately 7,400 mcf or 20% during the same period, resulting in a decrease of approximately $15,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $56,500.   The  decrease  is
    primarily attributable to property sales and natural decline.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $9,500 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $126,114 from $113,601 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 11%. The increase is the result of higher general and administrative expense partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $8,000 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. Depletion expense increased to $42,500 for the nine months ended September 30, 1998 from $38,000 for the same period in 1997. This represents an increase of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(32,300) in the nine months ended September 30, 1998 as compared to approximately $186,400 in the nine months ended September 30, 1997. The primary use of the 1998 cash flow from operating activities was oil and gas operations.

Cash flows provided by investing activities were approximately $93,600 in the nine months ended September 30, 1998 as compared to approximately $2,500 in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $50,000 in the nine months ended September 30, 1998 as compared to approximately $185,900 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $3.98. Total distributions during the nine months ended September 30, 1997 were $186,000 of which $167,400 was distributed to the limited partners and $18,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $14.79.

The  sources  for  the  1998  distributions of $50,000  were  oil  and  gas operations  of  approximately $(32,300), and the  change  in  oil  and  gas properties of approximately $93,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $186,000 were oil and gas operations of approximately $186,400 and the change in oil and gas properties of approximately $2,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,033,122 have been made to the partners. As of September 30, 1998, $2,778,161 or $245.51 per limited partner unit has been distributed to the limited partners, representing a 49% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $18,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998