Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2000-08-10
CIK 859910

16 of 16

                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     29,031          32,212
 Receivable from Managing General Partner          62,752          42,987
                                                ---------       ---------
    Total current assets                           91,783          75,199
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,239,305       4,239,485
  Less accumulated depreciation,
   depletion and amortization                   4,051,143       4,046,143
                                                ---------       ---------
    Net oil and gas properties                    188,162         193,342
                                                ---------       ---------
                                             $    279,945         268,541
                                                =========       =========
  Liabilities and Partners' Equity

Current liability
 Distributions payable                       $         84             429
                                                ---------       ---------
Partners' equity:
 General partners                                (10,053)        (18,727)
 Limited partners                                 289,914         286,839
                                                ---------       ---------
    Total partners' equity                        279,861         268,112
                                                ---------       ---------
                                             $    279,945         268,541
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits interests $  66,940    38,079   134,548     39,523
Interest                                 36          -        81         -
                                    -------    -------   -------   -------
                                     66,976     38,079   134,629    39,523
                                    -------    -------   -------   -------

  Expenses

General and administrative           23,827     24,672    47,891    49,219
Depreciation, depletion and
 amortization                         1,000      5,000     5,000    12,000
                                    -------    -------   -------   -------
                                     24,827     29,672    52,891    61,219
                                    -------    -------   -------   -------
Net income (loss)               $    42,149      8,407    81,738  (21,696)
                                    =======    =======   =======   =======
Net income (loss) allocated to:

 Managing General Partner       $     3,883      1,207     7,806     (873)
                                    =======    =======   =======   =======
 General Partner                $       432        134       868      (97)
                                    =======    =======   =======   =======
 Limited partners               $    37,834      7,066    73,064  (20,726)
                                    =======    =======   =======   =======
  Per limited partner unit      $      3.34       .62      6.46     (1.83)
                                    =======    =======   =======   =======

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   111,735   (10,335)
 Cash paid to suppliers                                (44,843)   (43,502)
 Interest received                                           81          -
                                                        -------    -------
  Net cash provided by (used in) operating activities    66,973    (53,837)
                                                        -------    -------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                180     44,002
 Additions to oil and gas properties                          -        (6)
                                                        -------    -------
  Net cash provided by investing activities                 180     43,996
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (70,334)        138
                                                        -------    -------
Net decrease in cash and cash equivalents               (3,181)    (9,703)

 Beginning of period                                     32,212     10,631
                                                        -------    -------
 End of period                                      $    29,031        928
                                                        =======    =======
                                                               (continued)

         Southwest Royalties Institutional Income Fund X-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $    81,738   (21,696)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                5,000     12,000
  Increase in receivables                              (22,813)   (49,858)
  Increase in payables                                    3,048      5,717
                                                        -------    -------
Net cash provided by (used in) operating activities $    66,973   (53,837)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.09     15.45        75%
Average price per mcf of gas             $     4.14      2.84        46%
Oil production in barrels                     3,700     4,110      (10%)
Gas production in mcf                         8,900     9,000       (1%)
Income from net profits interests        $   66,940    38,079        76%
Partnership distributions                $   20,000         -       100%
Limited partner distributions            $   20,000         -       100%
Per unit distribution to limited
 partners                                $     1.77         -       100%
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $66,940 from $38,079 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 76%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 75%, or $11.64 per barrel, resulting in an increase of approximately $47,800 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 71% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 46%, or $1.30 per mcf, resulting in an increase of approximately $11,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $59,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 410 barrels or 10% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $11,100 in income from net profits interests.

    Gas production decreased approximately 100 mcf or 1% during the same period, resulting in a decrease of approximately $400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $11,500.

3. Lease operating costs and production taxes were 25% higher, or approximately $13,900 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $24,827 from $29,672 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 16%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $800 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $1,000 for the quarter ended June 30, 2000 from $5,000 for the same period in 1999. This represents a decrease of 80%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.13     12.72       113%
Average price per mcf of gas             $     3.67      2.21        66%
Oil production in barrels                     7,600     8,900      (15%)
Gas production in mcf                        16,200    18,300      (11%)
Income from net profits interests        $  134,548    39,523       240%
Partnership distributions                $   69,989         -       100%
Limited partner distributions            $   69,989         -       100%
Per unit distribution to limited
 partners                                $     6.18         -       100%
Number of limited partner units              11,316

Revenues

The Partnership's income from net profits interests increased to $134,548 from $39,523 for the six months ended June 30, 2000 and 1999, respectively, an increase of 240%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 113%, or $14.41 per barrel, resulting in an increase of approximately $128,200 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the six months ended June 30, 2000 as compared to 74% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 66%, or $1.46 per mcf, resulting in an increase of approximately $26,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $154,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 15% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $35,300 in income from net profits interests.

    Gas production decreased approximately 2,100 mcf or 11% during the same period, resulting in a decrease of approximately $7,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $43,000.

3. Lease operating costs and production taxes were 15% higher, or approximately $16,900 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $52,891 from $61,219 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 14%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,300 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $5,000 for the six months ended June 30, 2000 from $12,000 for the same period in 1999. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $67,000 in the six months ended June 30, 2000 as compared to approximately $(53,800) in the six months ended June 30, 1999.

Cash flows provided by investing activities were approximately $200 in the six months ended June 30, 2000 as compared to approximately $44,000 in the six months ended June 30, 1999. The source of the 2000 cash flows were sale of oil and gas properties.

Cash  flows  (used in) provided by financing activities were  approximately
$(70,300)   in  the  six  months  ended  June  30,  2000  as  compared   to
approximately $100 in the six months ended June 30, 1999.

Total distributions during the six months ended June 30, 2000 were $69,989 of which $69,989 was distributed to the limited partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $6.18. There were no distributions during the six months ended June 30, 1999.

The sources for the 2000 distributions of $69,989 were oil and gas operations of approximately $67,000 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,103,111 have been made to the partners. As of June 30, 2000, $2,848,150 or $251.69 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $91,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2000.

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

Date: August 15, 2000