Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2000-11-02
CIK 859910

Page 6 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   34,916         32,212
 Receivable from Managing General Partner          80,063         42,987
                                                ---------      ---------
     Total current assets                         114,979         75,199
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,239,305      4,239,485
  Less accumulated depreciation,
   depletion and amortization                   4,055,143      4,046,143
                                                ---------      ---------
     Net oil and gas properties                   184,162        193,342
                                                ---------      ---------
                                               $  299,141        268,541
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       77            429
                                                ---------      ---------

Partners' equity
 General partners                                 (5,281)       (18,727)
 Limited partners                                 304,345        286,839
                                                ---------      ---------
     Total partners' equity                       299,064        268,112
                                                ---------      ---------
                                               $  299,141        268,541
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
 Revenues

Income from net profits
 interests                   $    81,382    33,294     215,930    72,816
Interest                             141        29         222        29
                                  ------    ------     -------   -------
                                  81,523    33,323     216,152    72,845
                                  ------    ------     -------   -------
 Expenses

General and administrative        23,807    23,204      71,697    72,422
Depreciation, depletion and
 amortization                      4,000         -       9,000    12,000
                                  ------    ------     -------   -------
                                  27,807    23,204      80,697    84,422
                                  ------    ------     -------   -------
Net income (loss)            $    53,716    10,119     135,455  (11,577)
                                  ======    ======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     5,194       911      13,001        38
                                  ======    ======     =======   =======
 General Partner             $       577       101       1,445         4
                                  ======    ======     =======   =======
 Limited Partners            $    47,945     9,107     121,009  (11,619)
                                  ======    ======     =======   =======
  Per limited partner unit   $      4.24       .80       10.69     (1.03)
                                  ======    ======     =======   =======

          Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  171,825     18,036
 Cash paid to suppliers                              (64,668)   (64,817)
 Interest received                                        222         29
                                                      -------    -------

  Net cash provided by (used in) operating activities            107,379
(46,752)
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                       180     44,864
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (104,855)        139
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            2,704    (1,749)

 Beginning of period                                   32,212     10,631
                                                      -------    -------
 End of period                                     $   34,916      8,882
                                                      =======    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities

Net income (loss)                                  $  135,455   (11,577)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

 Depreciation, depletion and amortization               9,000     12,000
 Increase in receivables                             (44,105)   (54,780)
 Increase in payables                                   7,029      7,605
                                                    ---------    -------
Net cash provided by (used in) by operating activities      $    107,379
(46,752)
                                                    =========    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of quarter ended September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.49     18.94      61%
Average price per mcf of gas               $    5.04      3.38      49%
Oil production in barrels                      4,000     4,080     (2%)
Gas production in mcf                          8,700     8,690        -
Income from net profits interests          $  81,382    33,294     144%
Partnership distributions                  $  34,514         -     100%
Limited partner distributions              $  33,514         -     100%
Per unit distribution to limited partners  $    2.96         -     100%
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $81,382 from $33,294 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 144%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 61%, or $11.55 per barrel, resulting in an increase of approximately $47,100 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 72% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 49%, or $1.66 per mcf, resulting in an increase of approximately $14,400 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $61,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 80 barrels or 2% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $2,400 in income from net profits interests.

    Gas production increased approximately 10 mcf or less than 1% during the same period, resulting in an increase of approximately $50 in income from net profits interests.

    The total net decrease in income from net profits interests due to the change in production is approximately $2,350.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $900 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Costs and Expenses

Total costs and expenses increased to $27,807 from $23,204 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 20%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $600 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense of $4,000 was recorded for the quarter ended September 30, 2000. There was no depletion expense recorded for the quarter ended September 30, 1999. This represents a increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.04     14.68      91%
Average price per mcf of gas               $    3.95      2.40      65%
Oil production in barrels                     11,600    12,980    (11%)
Gas production in mcf                         24,300    29,070    (16%)
Income from net profits interests          $ 215,930    72,816     197%
Partnership distributions                  $ 104,503         -     100%
Limited partner distributions              $ 103,503         -     100%
Per unit distribution to limited partners  $    9.15         -     100%
Number of limited partner units               11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $215,930 from $72,816 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 197%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 91%, or $13.36 per barrel, resulting in an increase of approximately $173,400 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 73% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 65%, or $1.55 per mcf, resulting in an increase of approximately $45,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $218,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,380 barrels or 11% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $38,700 in income from net profits interests.

    Gas production decreased approximately 4,770 mcf or 16% during the same period, resulting in a decrease of approximately $18,800 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $57,500.   The  decrease  in
    production primarily attributes to a normal decline.

3.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $17,800 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $80,697 from $84,422 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 4%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $700 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $9,000 for the nine months ended September 30, 2000 from $12,000 for the same period in 1999. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $107,400 in the nine months ended September 30, 2000 as compared to approximately $(46,800) in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was oil and gas operations.

Cash flows provided by investing activities were approximately $180 in the nine months ended September 30, 2000 as compared to approximately $44,900 in the nine months ended September 30, 1999. The principle source of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows (used in) provided by financing activities were approximately $(104,900) in the nine months ended September 30, 2000 as compared to approximately $139 in the nine months ended September 30, 1999.

Total distributions during the nine months ended September 30, 2000 were $104,503 of which $103,503 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $9.15. There were no distributions during the nine months ended September 30, 1999.

The  sources  for  the  2000 distributions of $104,503  were  oil  and  gas operations of approximately $107,400, and the change in oil and gas properties of approximately $180, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,137,625 have been made to the partners. As of September 30, 2000, $2,881,664 or $254.65 per limited partner unit has been distributed to the limited partners, representing a 51% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $114,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000