Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2001-05-09
CIK 859910

13 of 13
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     42,036         61,502
 Receivable from Managing General
  Partner                                           71,103         84,202
                                                 ---------      ---------
    Total current assets                           113,139        145,704
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,239,490      4,239,490
  Less accumulated depreciation,
   depletion and amortization                    4,063,143      4,058,143
                                                 ---------      ---------
    Net oil and gas properties                     176,347        181,347
                                                 ---------      ---------
                                              $    289,486        327,051
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        312            119
                                                 ---------      ---------
Partners' equity:
 General partners                                  (5,471)        (2,195)
 Limited partners                                  294,645        329,127
                                                 ---------      ---------
    Total partners' equity                         289,174        326,932
                                                 ---------      ---------
                                              $    289,486        327,051
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
    Revenues

Income from net profits interests                   $    90,847     67,609
Interest                                                    189         45
                                                        -------    -------
                                                         91,036     67,654
                                                        -------    -------
    Expenses

General and administrative                               23,794     24,064
Depreciation, depletion and amortization                  5,000      4,000
                                                        -------    -------
                                                         28,794     28,064
                                                        -------    -------
Net income                                          $    62,242     39,590
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     6,052      3,923
                                                        =======    =======
 General partner                                    $       672        436
                                                        =======    =======
 Limited partners                                   $    55,518     35,231
                                                        =======    =======
  Per limited partner unit                          $      4.91      3.11
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from net profits interests           $   103,203     55,993
 Cash paid to suppliers                                (23,051)   (20,263)
 Interest received                                          189         45
                                                       --------    -------
  Net cash provided by operating activities              80,341     35,775
                                                       --------    -------
Cash flows used in investing activities

 Addition of oil and gas properties                           -        (5)
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (99,807)   (50,288)
                                                       --------    -------
Net decrease in cash and cash equivalents              (19,466)   (14,518)

 Beginning of period                                     61,502     32,212
                                                       --------    -------
 End of period                                      $    42,036     17,694
                                                       ========    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    62,242     39,590

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                5,000      4,000
  Decrease (increase) in receivables                     12,356   (11,616)
  Increase in payables                                      743      3,801
                                                        -------    -------
Net cash provided by operating activities           $    80,341     35,775
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                         March          31,
Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   27.18     27.18        -
Average price per mcf of gas              $    7.82      3.09     153%
Oil production in barrels                     3,800     3,900     (3%)
Gas production in mcf                         8,900     7,300      22%
Income from net profits interests         $  90,847    67,609      34%
Partnership distributions                 $ 100,000    49,989     100%
Limited partner distributions             $  90,000    49,989      80%
Per unit distribution to limited
 partners                                 $    7.95      4.42      80%
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $90,847 from $67,609 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 34%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership remained unchanged during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Oil sales represented 60% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 82% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 153%, or $4.73 per mcf, resulting in an increase of approximately $42,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $42,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 3% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $2,700 in income from net profits interests.

    Gas production increased approximately 1,600 mcf or 22% during the same period, resulting in an increase of approximately $4,900 in revenues.

    The net total increase in income from net profit interests due to the change in production is approximately $2,200. The increase in gas production is due to successful workovers in 2000 on one non-operated lease.

3. Lease operating costs and production taxes were 35% higher, or approximately $21,100 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase in lease operating expense is due to acoustical testing, maintenance and other repairs being performed in 2001, and the increase in production taxes in relation to the increase in gross revenues received in 2001.

Costs and Expenses

Total costs and expenses increased to $28,794 from $28,064 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 3%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense increased to $5,000 for the quarter ended March 31, 2001 from $4,000 for the same period in 2000. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the increase of depletion expense between the comparative periods were the increase in oil and gas revenue and the increase in the price of gas used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $80,300 in the quarter ended March 31, 2001 as compared to approximately $35,800 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was operations.

There were no cash flows used in investing activities in the quarter ended March 31, 2001.
Cash flows used in investing activities were $(5) in the quarter ended March 31, 2000.

Cash flows used in financing activities were approximately $99,800 in the quarter ended March 31, 2001 as compared to approximately $50,300 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $7.95. Total distributions during the quarter ended March 31, 2000 were $49,989 of which $49,989 was distributed to the limited partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $4.42.

The primary source for the 2001 distributions of $100,000 was oil and gas operations of approximately $80,300, with the balance from available cash on hand at the beginning of the period. The primary source for the 2000 distributions of $49,989 was oil and gas operations of approximately $35,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,288,444 have been made to the partners. As of March 31, 2001, $3,017,401 or $266.65 per limited partner unit has been distributed to the limited partners, representing a 53% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $112,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001