Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2001-08-01
CIK 859910

3 of 14

                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                            Yes   X   No

         The total number of pages contained in this report is 14

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     22,247         61,502
 Receivable from Managing General
  Partner                                           51,320         84,202
                                                 ---------      ---------
    Total current assets                            73,567        145,704
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,239,490      4,239,490
  Less accumulated depreciation,
   depletion and amortization                    4,066,143      4,058,143
                                                 ---------      ---------
    Net oil and gas properties                     173,347        181,347
                                                 ---------      ---------
                                              $    246,914        327,051
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $        349            119
                                                 ---------      ---------
Partners' equity:
 General partners                                  (9,432)        (2,195)
 Limited partners                                  255,997        329,127
                                                 ---------      ---------
    Total partners' equity                         246,565        326,932
                                                 ---------      ---------
                                              $    246,914        327,051
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits interests         $     49,278    66,940   140,126
                         134,548
Interest                                224         36       413
 81
          81
                                    -------    -------   -------   -------
                                     49,502     66,976   140,539   134,629
                                    -------    -------   -------   -------

  Expenses
  --------
General and administrative           24,112     23,827    47,906    47,891
Depreciation, depletion and
 amortization                         3,000      1,000     8,000     5,000
                                    -------    -------   -------   -------
                                     27,112     24,827    55,906    52,891
                                    -------    -------   -------   -------
Net income                      $    22,390     42,149    84,633    81,738
                                    =======    =======   =======   =======
Net income allocated to:

 Managing General Partner       $     2,285      3,883     8,337     7,806
                                    =======    =======   =======   =======
 General Partner                $       254        432       926       868
                                    =======    =======   =======   =======
 Limited partners               $    19,851     37,834    75,370    73,064
                                    =======    =======   =======   =======
  Per limited partner unit      $      1.75      3.34      6.66       6.46
                                    =======    =======   =======   =======

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   172,528    111,735
 Cash paid to suppliers                                (47,426)   (44,843)
 Interest received                                          413         81
                                                        -------    -------
  Net cash provided by operating activities             125,515     66,973
                                                        -------    -------
Cash flows provided by investing activities:

 Sale of oil and gas properties                               -        180
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (164,770)   (70,334)
                                                        -------    -------

Net decrease in cash and cash equivalents              (39,255)    (3,181)

 Beginning of period                                     61,502     32,212
                                                        -------    -------
 End of period                                      $    22,247     29,031
                                                        =======    =======
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    84,633     81,738

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                8,000      5,000
  Decrease (increase) in receivables                     32,402   (22,813)
  Increase in payables                                      480      3,048
                                                        -------    -------
Net cash provided by operating activities           $   125,515     66,973
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing a few workovers during 2001. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.48     27.09      (10%)
Average price per mcf of gas             $     4.35      4.14         5%
Oil production in barrels                     3,900     3,700         5%
Gas production in mcf                         8,600     8,900       (3%)
Income from net profits interests        $   49,278    66,940      (26%)
Partnership distributions                $   65,000    20,000       225%
Limited partner distributions            $   58,500    20,000       193%
Per unit distribution to limited
 partners                                $     5.17      1.77       193%
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $49,278 from $66,940 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 26%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 10%, or $2.61 per barrel, resulting in a decrease of approximately $10,200 in income from net profits interests. Oil sales represented 72% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 73% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.21 per mcf, resulting in an increase of approximately $1,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $8,400.

2. Oil production increased approximately 200 barrels or 5% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in an increase of approximately $5,400 in income from net profits interests.

    Gas production decreased approximately 300 mcf or 3% during the same period, resulting in a decrease of approximately $1,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $4,200.

3.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $1,900 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $27,112 from $24,827 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 9%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $3,000 for the quarter ended June 30, 2001 from $1,000 for the same period in 2000. This represents an increase of 200%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.11     27.13       (7%)
Average price per mcf of gas             $     5.46      3.67        49%
Oil production in barrels                     7,800     7,600         3%
Gas production in mcf                        18,000    16,200        11%
Income from net profits interests        $  140,126   134,548         4%
Partnership distributions                $  165,000    69,989       136%
Limited partner distributions            $  148,500    69,989       112%
Per unit distribution to limited
 partners                                $    13.12      6.18       112%
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests increased to $140,126 from $134,548 for the six months ended June 30, 2001 and 2000, respectively, an increase of 4%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 7%, or $2.02 per barrel, resulting in a decrease of approximately $15,800 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the six months ended June 30, 2001 as compared to 78% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 49%, or $1.79 per mcf, resulting in an increase of approximately $32,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 3% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in an increase of approximately $5,400 in income from net profits interests.

    Gas production increased approximately 1,800 mcf or 11% during the same period, resulting in an increase of approximately $6,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $12,000.

3. Lease operating costs and production taxes were 18% higher, or approximately $23,000 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in lease operating cost is due to plug and abandoned services on one lease.

Costs and Expenses

Total costs and expenses increased to $55,906 from $52,891 for the six months ended June 30, 2001 and 2000, respectively, an increase of 6%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $15 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $8,000 for the six months ended June 30, 2001 from $5,000 for the same period in 2000. This represents an increase of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $125,500 in the six months ended June 30, 2001 as compared to approximately $67,000 in the six months ended June 30, 2000.

There  were  no cash flows used in investing activities in the  six  months
ended  June  2001.  Cash  flows  provided  by  investing  activities   were
approximately $200 in the six months ended June 30, 2000.

Cash flows used in financing activities were approximately $164,800 in the six months ended June 30, 2001 as compared to approximately $70,300 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $13.12. Total distributions during the six months ended June 30, 2000 were $69,989 of which $69,989 was distributed to the limited partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $6.18.

The sources for the 2001 distributions of $165,000 were oil and gas operations of approximately $125,500, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $69,989 were oil and gas operations of approximately $67,000 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,353,444 have been made to the partners. As of June 30, 2001, $3,075,901 or $271.82 per limited partner unit has been distributed to the limited partners, representing a 54% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $73,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2001.

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

Date: August 15, 2001