Form 10-Q
period 2002-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2002-08-14
CIK 859910

15 of 16

                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-A, L.P.

                              Balance Sheets


                                                    June 30,     December 31,
                                                      2002           2001
                                                   ---------     ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                $           13,126       13,299
 Receivable from Managing General Partner             34,966       27,388

---------                                 ---------
                                               Total     current     assets
48,092                                    40,687

---------                                 ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,239,490    4,239,490
  Less accumulated depreciation,
                                             depletion   and   amortization
4,081,143                                 4,076,143

---------                                 ---------
                                            Net   oil  and  gas  properties
158,347                                   163,347

---------                                 ---------
                                                                          $
206,439                                   204,034

=========                                 =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable  $              342          421

---------                                 ---------
Partners' equity:
 General Partner                                    (11,979)     (12,727)
 Limited partners                                    218,076      216,340

---------                                 ---------
                                              Total     partners'    equity
206,097                                   203,613

---------                                 ---------
                                                                          $
206,439                                   204,034

=========                                 =========

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits interests
35,774    49,278    53,156   140,126
Interest                                  -        224         -       413
Miscellaneous settlement              2,036          -     2,036         -
                                    -------    -------   -------   -------
                                     37,810     49,502    55,192   140,539
                                    -------    -------   -------   -------

  Expenses
  --------
General and administrative           23,762     24,112    47,708    47,906
Depreciation, depletion and
 amortization                         3,000      3,000     5,000     8,000
                                    -------    -------   -------   -------
                                     26,762     27,112    52,708    55,906
                                    -------    -------   -------   -------
Net income                      $    11,048     22,390     2,484    84,633
                                    =======    =======   =======   =======
Net income allocated to:

 Managing General Partner       $     1,264      2,285       674     8,337
                                    =======    =======   =======   =======
 General Partner                $       141        254        74       926
                                    =======    =======   =======   =======
 Limited partners               $     9,643     19,851     1,736    75,370
                                    =======    =======   =======   =======
  Per limited partner unit      $       .85      1.75       .15       6.66
                                    =======    =======   =======   =======

         Southwest Royalties Institutional Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    42,061    172,528
 Cash paid to suppliers                                (44,191)   (47,426)
 Interest received                                            -        413
 Miscellaneous settlement                                 2,036          -
                                                        -------    -------
  Net cash (used in)
            (94)       125,515
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                 (79)  (164,770)
                                                        -------    -------

Net decrease in cash and cash equivalents                 (173)   (39,255)

 Beginning of period                                     13,299     61,502
                                                        -------    -------
 End of period                                      $    13,126     22,247
                                                        =======    =======
Reconciliation of net income to net cash
 (used in) provided by operating activities:

Net income                                          $     2,484     84,633

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

  Depreciation, depletion and amortization                5,000      8,000
  (Increase) decrease in receivables                   (11,095)     32,402
  Increase in payables                                    3,517        480
                                                        -------    -------
Net cash (used in) provided by operating activities $      (94)    125,515
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    23.57     24.48       (4%)
Average price per mcf of gas             $     3.24      4.35      (26%)
Oil production in barrels                     3,400     3,900      (13%)
Gas production in mcf                         6,800     8,600      (21%)
Income from net profits interests        $   35,774    49,278      (27%)
Partnership distributions                $        -    65,000     (100%)
Limited partner distributions            $        -    58,500     (100%)
Per unit distribution to limited
 partners                                $        -      5.17     (100%)
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $35,774 from $49,278 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 4%, or $.91 per barrel, resulting in a decrease of approximately $3,100 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 72% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 26%, or $1.11 per mcf, resulting in a decrease of approximately $7,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,600.

2. Oil production decreased approximately 500 barrels or 13% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $12,200 in income from net profits interests.

    Gas production decreased approximately 1,800 mcf or 21% during the same period, resulting in a decrease of approximately $7,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $20,000. The decrease in gas production is due to several small wells experiencing a sharp natural decline during the quarter ended June 30, 2002.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $5,600 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $26,762 from $27,112 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. Depletion expense remained the same for the quarter ended June 30, 2002 as compared to the same period in 2001. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    20.99     25.11      (16%)
Average price per mcf of gas             $     2.68      5.46      (51%)
Oil production in barrels                     7,100     7,800       (9%)
Gas production in mcf                        14,200    18,000      (21%)
Income from net profits interests        $   53,156   140,126      (62%)
Partnership distributions                $        -   165,000     (100%)
Limited partner distributions            $        -   148,500     (100%)
Per unit distribution to limited
 partners                                $        -     13.12     (100%)
Number of limited partner units              11,316    11,316

Revenues

The Partnership's income from net profits interests decreased to $53,156 from $140,126 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 62%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 16%, or $4.12 per barrel, resulting in a decrease of approximately $29,300 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the six months ended June 30, 2002 as compared to 67% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 51%, or $2.78 per mcf, resulting in a decrease of approximately $39,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $68,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 9% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $17,600 in income from net profits interests.

    Gas production decreased approximately 3,800 mcf or 21% during the same period, resulting in a decrease of approximately $20,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $38,300. The decrease in gas production is due to several small wells experiencing a sharp natural decline during the six months ended June 30, 2002.

3.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $20,200 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $52,708 from $55,906 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 6%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $200 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. Depletion expense decreased to $5,000 for the six months ended June 30, 2002 from $8,000 for the same period in 2001. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(100) in the six months ended June 30, 2002 as compared to approximately $125,500 in the six months ended June 30, 2001.

Cash flows used in financing activities were approximately $80 in the six months ended June 30, 2002 as compared to approximately $164,800 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $13.12.

The sources for the 2001 distributions of $165,000 were oil and gas operations of approximately $125,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,388,537 have been made to the partners. As of June 30, 2002, $3,107,485 or $274.61 per limited partner unit has been distributed to the limited partners, representing a 55% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $47,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002