Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2004-11-15
CIK 859910

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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


                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.



          Southwest Royalties Institutional Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  56,593    71,018
  Receivable  from  Managing     64,895    42,765
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          121,488   113,783
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,286,23  4,289,66
                                 6         5
       Less      accumulated
depreciation,
         depletion       and     4,007,02  3,997,56
amortization                     0         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     279,216   292,099
properties
                                 --------  --------
                                 ----      ----
                              $  400,704   405,882
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  74        115
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      154,549   149,098
                                 --------  --------
                                 ----      ----
Partners' equity:
 General Partner                 (4,635)   (4,522)
 Limited partners                250,716   261,191
                                 --------  --------
                                 ----      ----
   Total partners' equity        246,081   256,669
                                 --------  --------
                                 ----      ----
                              $  400,704   405,882
                                 =======   =======


          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2004      2003      2004      2003
                                    -----     -----     -----     -----
Revenues
------------
Income from net profits         $  69,977    55,728    189,412   173,833
interests
Other                              -         -         250       74
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   69,977    55,728    189,662   173,907
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
General and administrative         26,929    26,913    81,916    83,939
Depreciation, depletion and        3,454     4,000     9,454     12,000
amortization
Accretion of asset retirement      2,916     2,817     8,880     8,796
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   33,299    33,730    100,250   104,735
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income before cumulative       36,678    21,998    89,412    69,172
effects

Cumulative effect of change in
accounting
  principle - SFAS No. 143 -       -         -         -         17,635
See Note 3
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  36,678    21,998    89,412    86,807
                                   ======    ======    ======    ======

Net income allocated to:

 Managing General Partner       $  3,612     2,340     8,898     8,893
                                   ======    ======    ======    ======
 General Partner                $  401       260       989       988
                                   ======    ======    ======    ======
 Limited Partners               $  32,665    19,399    79,525    76,926
                                   ======    ======    ======    ======
  Per limited partner unit      $    2.89
before cumulative effect                     1.71      7.03      5.40
  Cumulative effects per           -         -         -           1.40
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $    2.89
                                             1.71      7.03      6.80
                                   ======    ======    ======    ======

          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2004     2003
                                                       ----     ----
          Cash flows from operating activities

          Cash received from income from net
            profits interests                      $ 160,434  164,357
          Cash paid to suppliers                     (75,068  (67,892
                                                     )        )
          Other                                      250      74
                                                     -------  -------
                                                     ---      ---
            Net cash provided by operating           85,616   96,539
          activities
                                                     -------  -------
                                                     ---      ---
          Cash flows used in financing activities

          Distributions to partners                  (100,04  (50,592
                                                     1)       )
                                                     -------  -------
                                                     ---      ---

            Net (decrease) increase in cash and      (14,425  45,942
          cash equivalents                           )

          Beginning of period                        71,018   16,807
                                                     -------  -------
                                                     ---      ---
          End of period                            $ 56,593   62,749
                                                     ======   ======
          Reconciliation of net income to net
          cash
          provided by operating activities

          Net income                               $ 89,412   86,807

          Adjustments to reconcile net income to
          net
          cash provided by operating activities

          Depreciation, depletion and                9,454    12,000
          amortization
          Accretion of asset retirement              8,880    8,796
          obligation
          Cumulative effect of change in
          accounting
            principle - SFAS No. 143                 -        (17,635
                                                              )
          Increase in receivables                    (28,978  (9,476)
                                                     )
          Increase in payables                       6,848    16,047
                                                     -------  -------
                                                     ---      ---
          Net cash provided by operating           $ 85,616   96,539
          activities
                                                     ======   ======
          Noncash investing and financing
          activities:

          Increase in oil and gas properties -
          Adoption
            of SFAS No. 143                        $ -        167,102
                                                     ======   ======
          Increase in oil and gas properties -
          SFAS No. 143
            Addition of wells                      $ 36       -
                                                     ======   ======
          Decrease in oil and gas properties -
          SFAS No. 143
            Sale of properties                     $ -        8,938
                                                     ======   ======
          Decrease in oil and gas properties -
          SFAS No. 143
            Plug and abandon wells                 $ 3,465    -
                                                     ======   ======
         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund X-A, L.P. was organized under the laws of the state of Delaware on January 29, 1990, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly-owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $167,102, a long term liability of approximately $149,466 and a gain of approximately $17,635 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $154,549. The increase in the balance from January 1, 2004 is due to accretion expense of $8,880 and addition of new wells for $36, partially offset by reduction for plug and abandoned wells of $3,465.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.


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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    40.27             42%
barrel of oil                         28.28
Average  price per  mcf  $     5.50             15%
of gas                                4.79
Oil    production    in     2,907     2,900     -
barrels
Gas production in mcf       8,227     7,200     14%
Income from net profits  $  69,977    55,728    26%
interests
Partnership              $  30,000    -         100%
distributions
Limited         partner  $  27,000    -         100%
distributions
Per  unit  distribution
to limited
 partners                $     2.39        -    100%
Number    of    limited     11,316    11,316
partner units

Revenues

The Partnership's income from net profits interests increased to $69,977 from $55,728 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 42%, or $11.99 per barrel, resulting in an increase of approximately $34,900 in income from net profits interests. Oil sales represented 72% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 70% during the quarter ended September 30, 2003.

     The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.71 per mcf, resulting in an increase of approximately $5,800 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $40,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production increased approximately 7 barrels or less than 1% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in an increase of approximately $200 in income from net profits interests.

    Gas production increased approximately 1,027 mcf or 14% during the same period, resulting in an increase of approximately $4,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $5,100. The increase in gas volumes is due to the reactivation of a gas well.

3. Lease operating costs and production taxes were 52% higher, or approximately $31,500 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in lease operating costs are due to surface repairs and salt water disposal costs on a producing property.

Costs and Expenses

Total costs and expenses decreased to $33,299 from $33,730 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 1%. The decrease is the result of lower depletion expense, partially offset by an increase in accretion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $16 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $3,454 for the nine months ended September 30, 2004 from $4,000 for the same period in 2003. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.81 applied to 4,278 BOE as compared to $.98 applied to 4,100 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $2,916 for the quarter ended September 30, 2004 from $2,817 for the same period in 2003. This represents an increase of 4%.



B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --

Average    price    per  $    36.03             26%
barrel of oil                         28.55
Average  price per  mcf  $     5.81             11%
of gas                                5.24
Oil    production    in     7,907     9,000     (12%)
barrels
Gas production in mcf       21,437    21,100    2%
Income from net profits  $  189,412   173,833   9%
interests
Partnership              $  100,000   50,000    100%
distributions
Limited         partner  $  90,000    45,000    100%
distributions
Per  unit  distribution
to limited
 partners                $     7.95             100%
                                      3.98
Number    of    limited     11,316    11,316
partner units

Revenues

The Partnership's income from net profits interests increased to $189,412 from $173,833 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 9%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 26%, or $7.48 per barrel, resulting in an increase of approximately $59,100 in income from net profits interests. Oil sales represented 70% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 70% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.57 per mcf, resulting in an increase of approximately $12,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $71,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,093 barrels or 12% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $31,200 in income from net profits interests.

    Gas production increased approximately 337 mcf or 2% during the same period, resulting in an increase of approximately $1,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $29,400. The decrease in oil volumes is due to a well that did not return to previous production levels after the repair of a casing leak. The sale of two properties also contributed to the decline in oil volumes.

3. Lease operating costs and production taxes were 14% higher, or approximately $26,400 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in lease operating costs are due to surface repairs and salt water disposal costs on a producing property.

Costs and Expenses

Total costs and expenses decreased to $100,250 from $104,735 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 4%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,000 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $9,454 for the nine months ended September 30, 2004 from $12,000 for the same period in 2003. This represents a decrease of 21%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.82 applied to 11,480 BOE as compared to $.96 applied to 12,517 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  increased  to $8,880  for  the  nine  months  ended
    September  30,  2004  from $8,796 for the same period  in  2003.   This
    represents an increase of 1%.



Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $85,600 in the nine months ended September 30, 2004 as compared to approximately $96,500 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $100,000 in the nine months ended September 30, 2004 as compared to approximately $50,600 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $7.95. Total distributions during the nine months ended September 30, 2003 were $50,000 of which $45,0000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $3.98.

The source for the 2004 distributions of $100,000 was oil and gas operations of approximately $85,600, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $50,000 was oil and gas operations of approximately $96,500, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $3,538,943 have been made to the partners. As of September 30, 2004, $3,242,850 or $286.57 per limited partner unit has been distributed to the limited partners, representing a 57% return of the capital contributed.

As of September 30, 2004, the Partnership had approximately $121,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.




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


Date:  November 15, 2004


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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.



                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-A, L.P.