Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2005-11-14
CIK 859910

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  83,163    55,686
  Receivable  from  Managing     40,835    72,374
General Partner
 Other                           2,760     -
                                 --------  --------
                                 ----      ----
   Total current assets          126,758   128,060
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,289,70  4,289,70
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     4,017,96  4,010,05
amortization                     7         2
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     271,734   279,649
properties
                                 --------  --------
                                 ----      ----
                              $  398,492   407,709
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  218       115
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      157,825   156,107
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General Partner                 (4,298)   (3,986)
 Limited partners                244,747   255,473
                                 --------  --------
                                 ----      ----
   Total partners' equity        240,449   251,487
                                 --------  --------
                                 ----      ----
                              $  398,492   407,709
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
------------
Income from net profits         $  133,615   69,977    323,141   189,412
interests
Other                              -         -         -         250
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   133,615   69,977    323,141   189,662
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation, depletion and        2,548     3,454     7,915     9,454
amortization
Accretion of asset retirement      2,656     2,916     8,207     8,880
obligation
General and administrative         24,468    26,929    78,057    81,916
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   29,672    33,299    94,179    100,250
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  103,943   36,678    228,962   89,412
                                   ======    ======    ======    ======

Net income allocated to:

 Managing General Partner       $  9,584     3,612     21,319    8,898
                                   ======    ======    ======    ======
 General Partner                $  1,065     401       2,369     989
                                   ======    ======    ======    ======
 Limited Partners               $  93,294    32,665    205,274   79,525
                                   ======    ======    ======    ======
  Per limited partner unit      $    8.24
                                             2.89      18.14     7.03
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2005     2004
                                                       ----     ----
          Cash flows from operating activities

          Cash received from income from net
            profits interests                      $ 345,431  167,282
          Cash paid to suppliers                     (78,057  (81,916
                                                     )        )
          Other                                      -        250
                                                     -------  -------
                                                     ---      ---
            Net cash provided by operating           267,374  85,616
          activities
                                                     -------  -------
                                                     ---      ---
          Cash flows from financing activities

          Distributions to partners                  (240,00  (100,00
                                                     0)       0)
          Increase (decrease) in distribution        103      (41)
          payable
                                                     -------  -------
                                                     ---      ---
            Net cash used in financing               (239,89  (100,04
          activities                                 7)       1)
                                                     -------  -------
                                                     ---      ---

            Net increase (decrease) in cash and      27,477   (14,425
          cash equivalents                                    )

          Beginning of period                        55,686   71,018
                                                     -------  -------
                                                     ---      ---
          End of period                            $ 83,163   56,593
                                                     ======   ======
          Reconciliation of net income to net
          cash
          provided by operating activities

          Net income                               $ 228,962  89,412

          Adjustments to reconcile net income to
          net
          cash provided by operating activities

          Depreciation, depletion and                7,915    9,454
          amortization
          Accretion of asset retirement              8,207    8,880
          obligation
          Settlement of ARO for P&A wells            (6,489)  -
          Decrease (increase) in receivables         28,779   (22,130
                                                              )
                                                     -------  -------
                                                     ---      ---
          Net cash provided by operating           $ 267,374  85,616
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     2,609     2,907     (10%)
barrels
Gas production in mcf       7,184     8,227     (13%)
Total BOE                   3,806     4,278     (11%)
Average    price    per  $    57.63             43%
barrel of oil                         40.27
Average  price per  mcf  $     8.22             49%
of gas                                5.50
Income from net profits  $  133,615   69,977    91%
interests
Partnership              $  100,000   30,000    233%
distributions
Limited         partner  $  90,000    27,000    233%
distributions
Per  unit  distribution  $     7.95             233%
to limited partners                   2.39
Number    of    limited     11,316    11,316
partner units

Income from net profits

The Partnership's income from net profits interests increased to $133,615 from $69,977 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 91%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 43%, or $17.36 per barrel, resulting in an increase of approximately $45,300 in income from net profits interests. Oil sales represented 72% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 72% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 49%, or $2.72 per mcf, resulting in an increase of approximately $19,500 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $64,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 298 barrels or 10% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in a decrease of approximately $12,000 in income from net profits interests.

Gas production decreased approximately 1,043 mcf or 13% during the same period, resulting in a decrease of approximately $5,700 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $17,700. The decrease in gas volumes is due to a production decline on one well.

Lease operating costs and production taxes were 18% lower, or approximately $16,500 less during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The lower lease operating costs are due to compression installation costs in 2004.

Costs and Expenses

Total costs and expenses decreased to $29,672 from $33,299 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 11%. The decrease is the result of lower depletion expense, accretion expense and general and administrative expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,500 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense decreased to $2,548 for the nine months ended September 30, 2005 from $3,454 for the same period in 2004. This represents a decrease of 26%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.67 applied to 3,806 BOE as compared to $.81 applied to 4,278 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,656 for the quarter ended September 30, 2005 from $2,916 for the same period in 2004. This represents a decrease of 9%.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     8,009     7,907     1%
barrels
Gas production in mcf       21,542    21,437    -
Total BOE                   11,599    11,480    1%
Average    price    per  $    51.44             43%
barrel of oil                         36.03
Average  price per  mcf  $     6.88             18%
of gas                                5.81
Income from net profits  $  323,141   189,412   71%
interests
Partnership              $  240,000   100,000   140%
distributions
Limited         partner  $  216,000   90,000    140%
distributions
Per  unit  distribution  $    19.09             140%
to limited partners                   7.95
Number    of    limited     11,316    11,316
partner units

Income from net profits

The Partnership's income from net profits interests increased to $323,141 from $189,412 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 71%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 43%, or $15.41 per barrel, resulting in an increase of approximately $123,400 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 70% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $1.07 per mcf, resulting in an increase of approximately $23,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $146,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 102 barrels or 1% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $3,700 in income from net profits interests.

Gas production increased approximately 105 mcf or less than 1% during the same period, resulting in an increase of approximately $600 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $4,300.

Lease operating costs and production taxes were 8% higher, or approximately $16,900 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $94,179 from $100,250 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $3,900 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $7,915 for the nine months ended September 30, 2005 from $9,454 for the same period in 2004. This represents a decrease of 16%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.68 applied to 11,599 BOE as compared to $.82 applied to 11,480 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion  expense decreased to $8,207 for the nine months ended  September
30,  2005  from  $8,880  for the same period in 2004.   This  represents  a
decrease of 8%.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $267,400 in the nine months ended September 30, 2005 as compared to approximately $85,600 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $239,900 in the nine months ended September 30, 2005 as compared to approximately $100,000 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $240,000 of which $216,000 was distributed to the limited partners and $24,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $19.09. Total distributions during the nine months ended September 30, 2004 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $7.95.

The  source  for  the  2005  distributions of  $240,000  was  oil  and  gas
operations  of  approximately  $267,400,  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.  The  source  for  the   2004
distributions of $100,000 was oil and gas operations of approximately $85,600, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $3,829,702 have been made to the partners and limited partners. As of September 30, 2005, $3,504,338 or $309.68 per limited partner unit has been distributed to the limited partners, representing 62% of capital contributed.

As of September 30, 2005, the Partnership had approximately $126,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

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


Date November 14, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005