Form 10-K
period 2005-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2006-03-30
CIK 859910

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                      limited partnership interests

Indicate  by check mark if the registrant is a well-known seasoned  issuer,
as defined in Rule 405 of the Securities Act.       Yes     No  X

Indicate  by  check mark if the registrant is not required to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large  accelerated filer [   ]      Accelerated  filer   [    ]       Non-
 accelerated filer  [X]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

1.   Business                                                            5

1B.  Unresolved Staff Comments                                           7

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         15

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

9A.  Controls and Procedures                                            31

9B.  Other Information                                                  31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             32

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33

14.  Principal Accountant Fees and Services                             33

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         34

     Signatures                                                         35

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

     Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment.

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

Principal Products and Markets
The Partnership has acquired and holds royalty, overriding royalty and net profit interests in oil and gas properties located in Texas and New Mexico. All activities of the Partnership are confined to the continental United States. During 2005, 71% of the Partnership's revenues were derived from the sale of oil production and 29% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Environmental Matters

The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2006. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.   Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cherokee, Duval, Hockley, Howard, Midland, Panola, Reagan, Upton, Ward and Yoakum Counties of Texas. These properties consist of various interests in approximately 474 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed       Proved     Total
                     --------------------    --------   -------
                     --------------------    --------     ----
                           -------              --
                     Producing   Nonprod     Undevelo    Proved
                                  ucing        ped
                     ---------   -------     --------   -------
                     ---------   -------     --------     ----
                         -         ----         --
Oil (Bbls)           155,000      -           -           155,000
Gas (Mcf)            247,000      -           -           247,000
Total (BOE)          196,000      -           -           196,000

Standardized
measure          of
discounted
  future  net  cash                                       $3,264,
flows                                                   000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                   Proved Reserves
               -----------------------
               -----------------------
                      ----------
                                 Total    Percen
                                  Oil      t of
                Oil      Gas     Equiva   Total
                                  lent     Oil
               (Bbls    (Mcf)    (BOE)    Equiva
                 )                         lent
               -----    -----    ------   ------
               -----    -----    ------   ------
                ---       -       ---      ---

 Slaughter     52,00    -        52,000   26.5%
               0
 Jalmat        19,00    72,00    31,000   15.8%
               0        0
 Anita         41,00    4,000    42,000   21.4%
               0
 Other         43,00    171,0    71,000   36.3%
               0        00
               -----    -----    ------   ------
               -----    -----    ------   ------
                                          --
 Total         155,0    247,0    196,00   100.0%
               00       00       0
               =====    =====    ======   ======
               =        =        =        ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $56.64 per Bbl of oil and natural gas liquids and $10.98 per Mcf of gas, as compared to $39.99 per Bbl of oil and $5.71 per Mcf of gas as of December 31, 2004.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005 there were 548 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $340,000, with $306,000 ($27.04 per unit) distributed to the limited partners and $34,000 to the general partners.

Issuer Purchases of Equity Securities
The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005       -              -
February 2005      -              -
 March 2005        -              -
 April 2005       59          37.98
  May 2005         -              -
  June 2005        -              -
  July 2005      101          34.95
 August 2005       -              -
  September        -              -
    2005
October 2005     100           57.62
November 2005      -              -
December 2005      -              -
              --------        -------
                            ---
   TOTALS        260         $ 44.36
               =====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

                                   Years ended December 31,
                         ---------------------------------------------
                                          -----------
                            2005      2004     2003    2002     2001
                           -----      -----    -----   -----    -----
Revenues              $  459,406     275,491  218,987 110,024  190,399

Net   income   before
cumulative
 effect of accounting    334,787     145,577  86,100  1,727    76,774
change

Net income (loss)        334,787     145,577  103,735 (273)    76,774

Partners' share
 of net income(loss):

General partners         34,570      15,807   11,873  1,373    9,478

Limited partners         300,217     129,770  91,862  (1,646)  67,297

Limited partners' net
income per
      unit     before
cumulative effect
 of accounting change    26.53       11.47
                                              6.72    .03      5.95

Limited partners'
net income (loss) per    26.53       11.47
unit                                          8.12    (.15)    5.95

Limited partners'
  cash  distributions    27.04       11.97                 -
per unit                                      4.01             15.91

Total assets          $  417,337     407,709  405,882 204,052  204,034

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

                                Years Ended December 31,
                               2005       2004       2003
                              ------     ------     -----
Oil    production     in     10,509    10,350     11,500
barrels
Gas production in mcf        29,455    29,819     27,900
Total (BOE)                  15,418    15,320     16,150
Average price per barrel  $    52.51     38.01
of oil                                            28.44
Average price per mcf of  $     7.61      6.10         5.00
gas
Partnership               $  340,000   150,759    50,406
distributions
Limited          partner  $  306,000   135,488    45,365
distributions
Per unit distribution to  $    27.04     11.97         4.01
limited partners
Number     of    limited     11,316    11,316     11,316
partner units

Operating Results
The following discussion compares our results for the year ended December 31, 2005 to the two previous years. All references to 2005, 2004 and 2003 within this section refer to the respective annual periods.

Income from net profits
Oil  and  gas  prices continued to climb to record levels compared  to  the previous two years. Comparing 2005 to 2004, oil and gas sales from net profits interests increased $200,800, of which price variances accounted for a $197,000 increase and production variances accounted for a $3,800 increase. Comparing 2004 to 2003, oil and gas sales increased $108,600, of which price variances accounted for a $131,700 increase and production variances accounted for a $23,100 decrease.

Production in 2005 (on a BOE basis) was 1% higher than 2004 and 5% lower than 2003. We increased our oil production in 2005 due primarily to improved production on three properties. Our gas production was 1% lower in 2005 than 2004 due primarily to normal production declines.

In 2005, our realized oil price was 38% higher than 2004 and 85% higher than 2003, while our realized gas price was 25% higher than 2004 and 52% higher than 2003. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.62 per BOE in 2004 and $16.11 per BOE in 2003 to $20.54 per BOE in 2005. The increase in oil and gas production costs in 2005 was primarily due to increased production tax costs related to higher product prices. It is likely that these factors will continue to contribute to higher production costs in future periods.

Expenses
Depletion on a BOE basis decreased 13% from 2004 and 24% from 2003. Comparing 2005 to 2004, depletion expense decreased $1,600, of which rate variances accounted for a $1,700 decrease and production variances accounted for a $100 increase. Comparing 2004 to 2003, depletion expense decreased $2,500, of which rate variances accounted for a $1,700 decrease and production variances accounted for a $800 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2006 are expected to be similar to the 2005 rates.

General and administrative ("G&A") expenses were 5% lower than 2004 and 4% lower than 2003 due primarily to lower engineering fees and lower annual report printing fees.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2005 were $340,000, of which $306,000 was distributed to the limited partners and $34,000 to the general partners. Cumulative cash distributions of
$3,929,702 have been made to the general and limited partners as of December 31, 2005. As of December 31, 2005, $3,594,338 or $317.63 per
limited partner unit has been distributed to the limited partners, representing 64% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2005 was 163% higher than 2004 due to the combined effects of several drivers. The positive benefits of a 35% increase in oil and gas sales, driven primarily by higher oil and gas prices, were offset in part by increases in production costs. Our only use in financing activities is the distribution to partners which was 126% higher than 2004.

As of December 31, 2005, the Partnership had approximately $138,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 17

Balance Sheets                                                          18

Statements of Operations                                                19

Statement of Changes in Partners' Equity                                20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           23

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund X-A, L.P.
(A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-A, L.P. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-A, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.


KPMG LLP
Dallas, Texas
March 30, 2006

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2005 and 2004


                                   2005      2004
                                  -----     -----
Assets
----------

Current assets:
 Cash and cash equivalents    $  71,661    55,686
  Receivable  from  Managing     59,321    72,374
General Partner
 Other                           7,642     -
                                 --------  --------
                                 ----      ----
   Total current assets          138,624   128,060
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,299,68  4,289,70
                                 0         1
       Less      accumulated
depreciation,
         depletion       and     4,020,96  4,010,05
amortization                     7         2
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     278,713   279,649
properties
                                 --------  --------
                                 ----      ----
                              $  417,337   407,709
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         115
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      171,063   156,107
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General Partner                 (3,416)   (3,986)
 Limited partners                249,690   255,473
                                 --------  --------
                                 ----      ----
   Total partners' equity        246,274   251,487
                                 --------  --------
                                 ----      ----
                              $  417,337   407,709
                                 =======   =======











                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2005, 2004 and 2003

                                     2005      2004      2003
                                     ----      ----      ----
Revenues
-------------
   Income   from  net  profits  $  459,406   274,552   206,441
interests
 Other                             -         939       12,546
                                   --------  --------  --------
                                   --        --        --
                                   459,406   275,491   218,987
                                   --------  --------  --------
                                   --        --        --
Expenses
------------
  Depreciation, depletion  and     10,915    12,486    15,000
amortization
 Accretion expense                 11,749    10,438    11,557
 General and administrative        101,955   106,990   106,330
                                   --------  --------  --------
                                   --        --        --
                                   124,619   129,914   132,887
                                   --------  --------  --------
                                   --        --        --
Net  income  before cumulative
effect
 of accounting change              334,787   145,577   86,100

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         17,635
See Note 3
                                   --------  --------  --------
                                   --        --        --
Net income                      $  334,787   145,577   103,735
                                   ======    ======    ======
Net income allocated to:
 Managing General Partner       $  31,113    14,226    10,686
                                   ======    ======    ======
 General Partner                $  3,457     1,581     1,187
                                   ======    ======    ======
 Limited partners               $  300,217   129,770   91,862
                                   ======    ======    ======
   Per  limited  partner  unit  $   26.53     11.47
before cumulative effect                               6.72
     Cumulative   effect   per     -         -           1.40
limited partner unit
                                   --------  --------  --------
                                   --        --        --
  Per limited partner unit      $   26.53     11.47
                                                       8.12
                                   ======    ======    ======





                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2005, 2004 and 2003

                                 General   Limited
                                 Partners  Partners   Total
                                 --------  --------  -------
                                   ---       ---
Balance at December 31, 2002  $  (11,354)  214,694   203,340

 Net income                      11,873    91,862    103,735

 Distributions                   (5,041)   (45,365)  (50,406)
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2003     (4,522)   261,191   256,669

 Net income                      15,807    129,770   145,577

 Distributions                   (15,271)  (135,488  (150,759
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2004     (3,986)   255,473   251,487

 Net income                      34,570    300,217   334,787

 Distributions                   (34,000)  (306,000  (340,000
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2005  $  (3,416)   249,690   246,274
                                 ======    =======   ======
























                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                        2005      2004      2003
                                       -----     -----     -----
Cash    flows   from    operating
activities:
  Cash  received from net profits  $  458,045   241,478   198,586
interests
  Cash  paid  for  administrative
fees and general
  and administrative overhead         (101,955  (106,990  (106,330
                                      )         )         )
 Other                                -         939       12,546
                                      --------  --------  --------
                                      --        --        --
   Net cash provided by operating     356,090   135,427   104,802
activities
                                      --------  --------  --------
                                      --        --        --
Cash    flows   from    investing
activities:
 Sale of oil and gas properties       -         -         412
                                      --------  --------  --------
                                      --        --        --
Cash    flows   from    financing
activities:
 Distributions to partners            (340,000  (150,759  (50,406)
                                      )         )
    Decrease   in   distributions     (115)     -         (597)
payable
                                      --------  --------  --------
                                      --        --        --
   Net  cash  used  in  financing     (340,115  (150,759  (51,003)
activities                            )         )
                                      --------  --------  --------
                                      --        --        --
Net  increase (decrease) in  cash     15,975    (15,332)  54,211
and cash equivalents

 Beginning of year                    55,686    71,018    16,807
                                      --------  --------  --------
                                      --        --        --
 End of year                       $  71,661    55,686    71,018
                                      ======    ======    ======
                                                          (continu
                                                          ed)
         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                        2005      2004      2003
                                       -----     -----     -----
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  334,787   145,577   103,735

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     10,915    12,486    15,000
amortization
 Accretion expense                    11,749    10,438    11,557
  Cumulative effect of change  in     -         -         (17,635)
accounting principle
 Settlement of ARO for P&A wells      (6,772)   (3,465)   -
     Decrease    (increase)    in     5,411     (29,609)  (7,855)
receivables
                                      --------  --------  --------
                                      --        --        --
Net  cash  provided by  operating  $  356,090   135,427   104,802
activities
                                      ======    ======    ======
Noncash investing and financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  -         -         167,102
                                      ======    ======    ======
  Increase (decrease) in oil  and
gas properties -
  SFAS No. 143                     $  9,979     36        (8,938)
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2005, 2004 and 2003 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2005, there were no timing differences which resulted in a deficit net profit interest.

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

     Revenue Recognition
     The Partnership recognizes oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2005 and 2004, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2005 and 2004 is $225,446 and $260,913, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2005, 2004 and 2003, there were 11,316 limited partner units outstanding held by 548, 564 and 565 partners.

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

     Net Income per limited partnership unit
     The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

3.   Asset Retirement Obligations
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of $167,102, a long term liability of $149,466 and a gain of $17,635 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

     Changes in abandonment obligations for 2005 and 2004 are as follows:

                                        2005     2004
                                       -------  -------
Beginning of year                   $  156,107  149,098
Additional abandonment obligations     -        36
from new wells
Reduction  of obligations  due  to     (6,772)  (3,465)
wells plugged and abandoned
Accretion expense                      11,749   10,438
Revisions of previous estimates        9,979    -
                                       -------  -------
                                       -------  -----
End of year                         $  171,063  156,107
                                       =======  =======
                                       =

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

     As of December 31, 2005, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $43,300, $39,500 and $41,200 for the years ended December 31, 2005, 2004, and 2003, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $90,000 during 2005, 2004 and 2003, as an administrative fee, for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $59,300 and $72,400 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2005 and 2004, respectively.

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

     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----     -----
Total Proved -

January 1, 2003               119,000   232,000

   Revisions   of   previous  10,000    51,000
estimates
 Production                   (12,000)  (28,000)
                              --------  --------
                              --        ---
December 31, 2003             117,000   255,000

   Revisions   of   previous  1,000     85,000
estimates
 Production                   (10,000)  (30,000)
                              --------  --------
                              --        ---
December 31, 2004             108,000   310,000

   Revisions   of   previous  58,000    (34,000)
estimates
 Production                   (11,000)  (29,000)
                              --------  --------
                              --        ---
December 31, 2005             155,000   247,000
                              ======    ======
Proved developed reserves -

December 31, 2003             117,000   255,000
                              ======    ======
December 31, 2004             108,000   310,000
                              ======    ======
December 31, 2005             155,000   247,000
                              ======    ======


     Net revisions of 52,000 BOE in 2005 consisted of approximately 29,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 23,000 BOE attributable to well performance primarily from properties in Anita field of West Texas. Net revisions of 15,000 BOE in 2004 consisted of upward revisions attributable to well performance primarily from properties in Lovington NE field of New Mexico. Net revisions of 19,000 BOE in 2003 consisted of approximately 14,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 5,000 BOE attributable to well performance primarily from properties in Jalmat field of New Mexico.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average oil price of $56.64, $39.99 and $30.06 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average natural gas price of $10.98, $5.71 and $5.73 per Mcf.

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

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:

                                  2005      2004      2003
                                 -----     -----     -----
Future cash inflows          $  11,540,0  6,068,00  4,982,00
                                00        0         0
Production, development and
 abandonment costs              4,744,00  2,950,00  2,248,00
                                0         0         0
                                --------  --------  --------
                                ------    ----      ----
Future net cash flows           6,796,00  3,118,00  2,734,00
                                0         0         0
10% annual discount for
  estimated timing  of  cash    3,532,00  1,596,00  1,341,00
flows                           0         0         0
                                --------  --------  --------
                                ------    ----      ----
Standardized measure of
  discounted future net cash $  3,264,00  1,522,00  1,393,00
flows                           0         0         0
                                ========  =======   =======

     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                   2005      2004      2003
                                   ----      ----      ----
Sales   of   oil   and   gas
produced,
 net of production costs      $  (459,000  (275,000  (203,000
                                 )         )         )
Changes   in   prices    and     1,127,00  178,000   118,000
production costs                 0
Changes of production rates
 (timing) and others             51,000    (58,000)  (134,000
                                                     )
Revisions of previous
 quantities estimates            871,000   145,000   162,000
Accretion of discount            152,000   139,000   132,000
Discounted future net
 cash flows -
Beginning of year                1,522,00  1,393,00  1,318,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  3,264,00  1,522,00  1,393,00
                                 0         0         0
                                 =======   =======   =======

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2005:
 Total revenues             $ 82,014    107,511   133,615   136,266
 Total expenses               31,823    32,682    29,672    30,442
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 50,191    74,829    103,943   105,824
                              =======   =======   =======   =======

  Net  income per  limited  $   3.97
partners unit                           5.93      8.24      8.39
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

CLAYTON W. WILLIAMS, age 74, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 54, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 51, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 50, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 69, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 49, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $90,000 during 2005, 2004 and 2003 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 741 limited partner units, a 5.9% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 15.9%.

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

Item 13.  Certain Relationships and Related Transactions

In 2005, the Managing General Partner received approximately $90,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $43,300 for administrative overhead attributable to operating such properties during 2005.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December     2005      2004
             31,
                                ------    ------
Audit Fees                     $13,303   $
                                         12,865
Audit Related Fees                  -         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------
                               --        --------
    TOTAL                      $13,303   $
                                         12,865
                                =====
                                         =====

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


                          Date:  March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 30, 2006                     Date:     March 30, 2006




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 30, 2006

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


Date:  March 30, 2006              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

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


Date:  March 30, 2006              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   March 30, 2006


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

                                   March 30, 2006