Form 10-Q
period 2006-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2006-08-14
CIK 859910

1

                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  64,735    71,661
  Receivable  from  Managing     29,904    59,321
General Partner
  Receivable other than  oil     -         103
and gas
 Other                           11,910    7,539
                                 --------  --------
                                 ----      ----
   Total current assets          106,549   138,624
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,298,97  4,299,68
                                 0         0
       Less      accumulated
depreciation,
         depletion       and     4,026,61  4,020,96
amortization                     0         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     272,360   278,713
properties
                                 --------  --------
                                 ----      ----
                              $  378,909   417,337
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  177,580   171,063
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General Partner                 (7,646)   (3,416)
 Limited partners                208,975   249,690
                                 --------  --------
                                 ----      ----
   Total partners' equity        201,329   246,274
                                 --------  --------
                                 ----      ----
                              $  378,909   417,337
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
------------
Income    from   net   profits  $  131,796   107,511   264,552   189,526
interests
                                   --------  --------  --------  --------
                                   ---       ---       --        --
Expenses
------------
Depreciation,  depletion   and     2,918     2,928     5,643     5,367
amortization
Accretion expense                  3,716     2,775     7,271     5,551
General and administrative         32,525    26,979    59,960    53,588
                                   --------  --------  --------  --------
                                   ---       ---       --        --
                                   39,159    32,682    72,874    64,506
                                   --------  --------  --------  --------
                                   ---       ---       --        --
Net income                      $  92,637    74,829    191,678   125,020
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  8,600     6,998     17,759    11,735
                                   ======    ======    ======    ======
 General Partner                $  955       778       1,973     1,304
                                   ======    ======    ======    ======
 Limited partners               $  83,082    67,053    171,946   111,981
                                   ======    ======    ======    ======
  Per limited partner unit      $     7.34      5.93     15.19      9.90
                                   ======    ======    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  289,657   185,241
 Cash paid to suppliers               (59,960)  (53,588)
                                      --------  --------
                                      --        --
   Net cash provided by operating     229,697   131,653
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (236,623  (140,000
                                      )         )
 (Decrease) increase distribution     -         (2)
payable
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (236,623  (140,002
activities                            )         )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (6,926)   (8,349)
equivalents

Beginning of period                   71,661    55,686
                                      --------  --------
                                      --        --
End of period                      $  64,735    47,337
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  191,678   125,020

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     5,643     5,367
amortization
 Accretion expense                    7,271     5,551
  Settlement of asset  retirement
obligation for plugged
  and abandoned wells                 (44)      (326)
 Increase in receivables              25,149    (3,959)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  229,697   131,653
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Decrease   in  oil   and   gas  $  (710)     -
properties - SFAS No. 143
                                      ======    ======






                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund X-A, L.P. was organized under the laws of the state of Delaware on January 29, 1990 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

          (2) Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  171,063  156,107
Settlement   of  obligations   for     (44)     (326)
plugged and abandoned wells
Reduction  of obligations  due  to     (710)    -
farmouts
Accretion expense                      7,271    5,551
                                       -------  -------
                                       -------  -----
End of period                       $  177,580  161,332
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Royalties Institutional Income Fund X-A, L.P. was organized as a Delaware limited partnership on January 29, 1990. The offering of such limited partnership interests began May 11, 1990 as part of a shelf offering registered under the name Southwest Royalties Institutional 1990-91 Income Program. Minimum capital requirements for the Partnership were met on July 30, 1990, and the offering of limited partnership interests concluded on November 30, 1990 with total limited partner contributions of $5,658,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties to produce and market crude oil and natural gas produced from such properties and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2006 there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            2,611     2,879
barrels
Gas production in mcf        7,609     7,921
Total (BOE)                  3,879     4,199
Average price per barrel  $    64.05
of oil                                 47.93
Average price per mcf of  $     6.79
gas                                    7.09
Partnership               $  126,623   75,000
distributions
Limited partner           $  113,661   67,500
distributions
Per unit distribution to  $    10.04
limited partners                       5.97
Number of limited            11,316    11,316
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $24,800, of which price variances accounted for a $39,800 increase and production variances accounted for a $15,000 decrease.

Production  in  2006  (on a BOE basis) was 8% lower  than  2005.   Our  oil
production was 9% lower and our gas production was 4% lower in 2006 than 2005 due primarily to normal production declines.

In 2006, our realized oil price was 34% higher than 2005, while our realized gas price was 4% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $20.63 per BOE in 2005 to $22.45 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to higher production tax costs related to higher product prices.

Expenses
Depletion on a BOE basis increased 8% in 2006. Comparing 2006 to 2005, depletion expense decreased $10, of which rate variances accounted for a $210 increase and production variances accounted for a $220 decrease.

Accretion expense increased 34% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 20% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            4,988     5,400
barrels
Gas production in mcf        14,854    14,358
Total (BOE)                  7,464     7,793
Average price per barrel  $    62.52
of oil                                 48.45
Average price per mcf of  $     6.75
gas                                    6.20
Partnership               $  236,623   140,000
distributions
Limited partner           $  212,661   126,000
distributions
Per unit distribution to  $    18.79
limited partners                       11.13
Number of limited            11,316    11,316
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $61,400, of which price variances accounted for a $78,300 increase and production variances accounted for a $16,900 decrease.

Production  in  2006  (on a BOE basis) was 4% lower  than  2005.   Our  oil
production decreased 8% in 2006 due primarily to normal production declines. Our gas production was 3% higher in 2006 than 2005.

In 2006, our realized oil price was 29% higher than 2005, while our realized gas price was 9% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $20.69 per BOE in 2005 to $19.78 per BOE in 2006. The decrease in oil and gas production costs was due primarily to workovers performed on two properties in 2005, offset by higher production taxes related to higher product prices.

Expenses
Depletion on a BOE basis increased 10% in 2006. Comparing 2006 to 2005, depletion expense increased $300, of which rate variances accounted for a $500 increase and production variances accounted for a $300 decrease.

Accretion expense increased 31% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2006 were $236,623, of which $212,661 was distributed to the limited partners and $23,962 to the general partners. Cumulative cash distributions of $4,166,325 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $3,806,999 or $336.43 per limited partner unit has been distributed to the limited partners, representing 67% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. However the Partnership believes, based on it's interpretation, that the Texas Margin Tax does not apply to the Partnership since substantially all of it's income is derived from a net profits interest.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006