Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2006-11-14
CIK 859910

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------
Current assets:
 Cash and cash equivalents    $  18,097    71,661
  Receivable  from  Managing     40,598    59,321
General Partner
  Receivable other than  oil     -         103
and gas
 Prepaids                        9,197     7,539
                                 --------  --------
                                 ----      ----
   Total current assets          67,892    138,624
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,298,97  4,299,68
                                 0         0
       Less      accumulated
depreciation,
         depletion       and     4,029,11  4,020,96
amortization                     5         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     269,855   278,713
properties
                                 --------  --------
                                 ----      ----
                              $  337,747   417,337
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  158,381   171,063
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General Partner                 (9,592)   (3,416)
 Limited partners                188,958   249,690
                                 --------  --------
                                 ----      ----
   Total partners' equity        179,366   246,274
                                 --------  --------
                                 ----      ----
                              $  337,747   417,337
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
------------
Income from net profits         $  86,073    133,615   350,624   323,141
interests
Other                              227       -         227       -
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   86,300    133,615   350,851   323,141
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation, depletion and        2,505     2,548     8,148     7,915
amortization
Accretion of asset retirement      3,300     2,656     10,571    8,207
obligation
General and administrative         27,458    24,468    87,417    78,057
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   33,263    29,672    106,136   94,179
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  53,037    103,943   244,715   228,962
                                   ======    ======    ======    ======

Net income allocated to:

 Managing General Partner       $  4,999     9,584     22,758    21,319
                                   ======    ======    ======    ======
 General Partner                $  555       1,065     2,528     2,369
                                   ======    ======    ======    ======
 Limited Partners               $  47,483    93,294    219,429   205,274
                                   ======    ======    ======    ======
  Per limited partner unit      $    4.20      8.24     19.39     18.14
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2006     2005
                                                       ----     ----
          Cash flows from operating activities

          Cash received from income from net
            profits interests                      $ 345,249  345,431
          Cash paid to suppliers                     (87,417  (78,057
                                                     )        )
          Other                                      227      -
                                                     -------  -------
                                                     ---      ---
            Net cash provided by operating           258,059  267,374
          activities
                                                     -------  -------
                                                     ---      ---
          Cash flows from financing activities

          Distributions to partners                  (311,62  (240,00
                                                     3)       0)
          Increase in distribution payable           -        103
                                                     -------  -------
                                                     ---      ---
            Net cash used in financing               (311,62  (239,89
          activities                                 3)       7)
                                                     -------  -------
                                                     ---      ---

            Net (decrease) increase in cash and      (53,564  27,477
          cash equivalents                           )

          Beginning of period                        71,661   55,686
                                                     -------  -------
                                                     ---      ---
          End of period                            $ 18,097   83,163
                                                     ======   ======
          Reconciliation of net income to net
          cash
          provided by operating activities

          Net income                               $ 244,715  228,962

          Adjustments to reconcile net income to
          net
          cash provided by operating activities

          Depreciation, depletion and                8,148    7,915
          amortization
          Accretion of asset retirement              10,571   8,207
          obligation
          Settlement of asset retirement
          obligations
            for plugged and abandoned wells          (22,543  (6,489)
                                                     )
          Decrease in receivables                    17,168   28,779
                                                     -------  -------
                                                     ---      ---
          Net cash provided by operating           $ 258,059  267,374
          activities
                                                     ======   ======
          Noncash    investing   and    financing
          activities:

            Decrease in oil and gas properties  -  $ (710)    -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  171,063  156,107
Settlement   of  obligations   for     (22,543  (6,489)
plugged and abandoned wells            )
Reduction  of obligations  due  to     (710)    -
farmouts
Accretion expense                      10,571   8,207
                                       -------  -------
                                       -------  -----
End of period                       $  158,381  157,825
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            1,598     2,609
barrels
Gas production in mcf        6,378     7,184
Total (BOE)                  2,661     3,806
Average price per barrel  $    68.50
of oil                                 57.63
Average price per mcf of  $     7.69
gas                                    8.22
Partnership               $  75,000    100,000
distributions
Limited partner           $  67,500    90,000
distributions
Per unit distribution to  $     5.97
limited partners                       7.95
Number of limited            11,316    11,316
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $50,900, of which price variances accounted for a $14,000 increase and production variances accounted for a $64,900 decrease.

Production in 2006 (on a BOE basis) was 30% lower than 2005. Our oil production decreased 39% in 2006 due primarily to two wells that were not producing as a result of mechanical problems and due to production decline on a property. Our gas production was 11% lower in 2006 than 2005 due primarily to production declines on two gas wells.

In 2006, our realized oil price was 19% higher than 2005, while our realized gas price was 6% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.92 per BOE in 2005 to $27.21 per BOE in 2006. This increase was the result of production costs reduction of 4% while the volume reduction was 30%.

Expenses
Depletion on a BOE basis increased 41% in 2006. Comparing 2006 to 2005, depletion expense decreased $43, of which rate variances accounted for a $718 increase and production variances accounted for a $761 decrease.

Accretion expense increased 24% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            6,586     8,009
barrels
Gas production in mcf        21,232    21,542
Total (BOE)                  10,125    11,599
Average price per barrel  $    63.97
of oil                                 51.44
Average price per mcf of  $     7.03
gas                                    6.88
Partnership               $  311,623   240,000
distributions
Limited partner           $  280,161   216,000
distributions
Per unit distribution to  $    24.76
limited partners                       19.09
Number of limited            11,316    11,316
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $10,500, of which price variances accounted for a $85,800 increase and production variances accounted for a $75,300 decrease.

Production in 2006 (on a BOE basis) was 13% lower than 2005. Our oil production decreased 18% in 2006 due primarily to two wells that were not producing as a result of mechanical problems and due to production decline on a property. Our gas production was 1% lower in 2006 than 2005.

In 2006, our realized oil price was 24% higher than 2005, while our realized gas price was 2% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $20.43 per BOE in 2005 to $21.73 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 18% in 2006. Comparing 2006 to 2005, depletion expense increased $200, of which rate variances accounted for a $1,200 increase and production variances accounted for a $1,000 decrease.

Accretion expense increased 29% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $311,623, of which $280,161 was distributed to the limited partners and $31,462 to the general partners. Cumulative cash distributions of $4,241,325 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $3,874,499 or $342.39 per
limited partner unit has been distributed to the limited partners, representing 68% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-A, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006