Form 10-Q
period 2007-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2007-05-15
CIK 859910

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(432) 682-6324
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Farm-out arrangement. An agreement whereby the owner of a leasehold or working interest agrees to assign his interest in certain specific acreage to an assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one or more wells or other specified performance by the assignee.

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

PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-A, L.P.
Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$30,903	$18,571
Receivable from Managing General Partner	16,205	55,021
New Mexico income tax deposits	13,118	11,674
Total current assets	60,226	85,266

Oil and gas properties - using the full-
cost method of accounting	4,377,076	4,377,076
Less accumulated depreciation,
depletion and amortization	4,040,308	4,036,114
Net oil and gas properties	336,768	340,962

	$396,994	$426,228

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$245,221	$239,842

Partners' equity (deficit):
General Partner	(11,232)	(8,190)
Limited partners	163,005	194,576
Total partners' equity	151,773	186,386

	$396,994	$426,228

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues

Income from net profits interests	$45,747	$132,756
Interest	230	-
	45,977	132,756

Expenses

Depreciation, depletion and amortization	4,194	2,725
Accretion of asset retirement obligations	5,379	3,555
General and administrative	21,017	27,434
	30,590	33,714

Net income	$15,387	$99,042

Net income allocated to:

Managing General Partner	$1,762	$9,159

General partner	$196	$1,018

Limited partners	$13,429	$88,865

Per limited partner unit	$1.19	$7.85

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:

Cash received from net profits interests	$83,119	$128,404
Cash paid to suppliers	(21,017)	(27,434)
Interest received	230	-

Net cash provided by operating activities	62,332	100,970

Cash flows used in financing activities:

Distributions to partners	(50,000)	(110,000)

Net increase (decrease) in cash and cash equivalents	12,332	(9,030)

Beginning of period	18,571	71,661

End of period	$30,903	$62,631

Reconciliation of net income to net cash
provided by operating activities:

Net income	$15,387	$99,042

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	4,194	2,725
Accretion of asset retirement obligations	5,379	3,555
Settlement of asset retirement obligations for
plugged and abandoned wells	-	(44)
Decrease (increase) in receivables and deposits	37,372	(4,308)

Net cash provided by operating activities	$62,332	$100,970

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

2.    Summary of Significant Accounting Policies
The interim financial information as of March 31, 2007, and for the three months ended March 31, 2007, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$239,842	$171,063
Settlement of obligations for plugged and abandoned wells	-	(44)
Accretion expense	5,379	3,555
End of period	$245,221	$174,574

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

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership’s oil and gas reserves are economically recoverable.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2007	2006
Oil production in barrels	1,499	2,377
Gas production in mcf	6,343	7,245
Total (BOE)	2,556	3,585
Average price per barrel of oil	$57.61	$60.84
Average price per mcf of gas	$6.45	$6.72
Partnership distributions	$50,000	$110,000
Limited partner distributions	$45,000	$99,000
Per unit distribution to limited partners	$3.98	$8.75
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the quarters ended March 31, 2007 and 2006. Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $66,000, of which price variances accounted for a $6,500 decrease and production variances accounted for a $59,500 decrease.

Production in 2007 (on a BOE basis) was 29% lower than 2006. Our oil production decreased 37% in 2007 due primarily to sharp production declines on three properties. Our gas production was 12% lower in 2007 than 2006 due primarily to normal production decline.

In 2007, our realized oil price was 5% lower than 2006, and our realized gas price was 4% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.88 per BOE in 2006 to $31.89 per BOE in 2007. The increase in oil and gas production costs in 2007 was due primarily to surface repairs on one well and subsurface repairs on another well.

Expenses
Depletion on a BOE basis increased 116% in 2007. Comparing 2007 to 2006, depletion expense increased $1,469, of which rate variances accounted for a $2,251 increase and production variances accounted for a $782 decrease.

Accretion expense increased 51% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 23% lower in 2007 due primarily to lower audit fees paid than previously accrued.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2007 were $50,000, of which $45,000 was distributed to the limited partners and $5,000 to the general partners. Cumulative cash distributions of $4,311,325 have been made to the general and limited partners as of March 31, 2007. As of March 31, 2007, $3,937,499 or $347.96 per limited partner unit has been distributed to the limited partners, representing 70% of contributed capital.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings

 None

Item 1A.         Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on April 13, 2007 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2007