Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2007-08-13
CIK 859910

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$24,983	$18,571
Receivable from Managing General Partner	65,733	55,021
New Mexico income tax deposits	15,639	11,674
Total current assets	106,355	85,266

Oil and gas properties - using the full-
cost method of accounting	4,376,881	4,377,076
Less accumulated depreciation,
depletion and amortization	4,046,827	4,036,114
Net oil and gas properties	330,054	340,962

	$436,409	$426,228

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$237,631	$239,842

Partners' equity (deficit):
General Partner	(5,945)	(8,190)
Limited partners	204,723	194,576
Total partners' equity	198,778	186,386

	$436,409	$426,228

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$129,841	$131,796	$175,587	$264,552
Interest	159	-	390	-
	130,000	131,796	175,977	264,552

Expenses

Depreciation, depletion and amortization	6,518	2,918	10,712	5,643
Accretion expense	5,227	3,716	10,606	7,271
General and administrative	30,771	32,525	51,788	59,960
	42,516	39,159	73,106	72,874

Net income	$87,484	$92,637	$102,871	$191,678

Net income allocated to:

Managing General Partner	$8,460	$8,600	$10,222	$17,759

General Partner	$940	$955	$1,136	$1,973

Limited partners	$78,084	$83,082	$91,513	$171,946

Per limited partner unit	$6.90	$7.34	$8.09	$15.19

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits
interests	$148,289	$289,657
Cash paid to suppliers	(51,788)	(59,960)
Interest received	390	-
Net cash provided by operating activities	96,891	229,697

Cash flows used in financing activities:

Distributions to partners	(90,479)	(236,623)

Net increase (decrease) in cash and cash equivalents	6,412	(6,926)

Beginning of period	18,571	71,661

End of period	$24,983	$64,735

Reconciliation of net income to net cash
provided by operating activities:

Net income	$102,871	$191,678

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	10,712	5,643
Accretion expense	10,606	7,271
Settlement of asset retirement obligation for plugged
and abandoned wells	(12,621)	(44)
(Increase) decrease in receivables	(14,677)	25,149
Net cash provided by operating activities	$96,891	$229,697

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$(196)	$(710)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006.  FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$239,842	$171,063
Settlement of obligations for plugged and abandoned wells	(12,621)	(44)
Reduction of obligations due to farm-outs	(196)	(710)
Accretion expense	10,606	7,271
End of period	$237,631	$177,580

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007 there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	2,755	2,611
Gas production in mcf	7,182	7,609
Total (BOE)	3,952	3,879
Average price per barrel of oil	$58.92	$64.05
Average price per mcf of gas	$7.33	$6.79
Partnership distributions	$40,479	$126,623
Limited partner distributions	$36,366	$113,661
Per unit distribution to limited partners	$3.21	$10.04
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $3,888, of which price variances accounted for a $10,212 decrease and production variances accounted for a $6,324 increase.

Production in 2007 (on a BOE basis) was 2% higher than 2006.  Our oil production was 6% higher and our gas production was 6% lower in 2007 than 2006.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 8% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $22.45 per BOE in 2006 to $21.55 per BOE in 2007.  The higher oil and gas production costs in 2006 were the result of wells plugged and abandoned.

Expenses
Depletion on a BOE basis increased 119% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,600, of which rate variances accounted for a $3,545 increase and production variances accounted for a $55 increase.

Accretion expense increased 41% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	4,254	4,988
Gas production in mcf	13,525	14,854
Total (BOE)	6,508	7,464
Average price per barrel of oil	$58.46	$62.52
Average price per mcf of gas	$6.92	$6.75
Partnership distributions	$90,479	$236,623
Limited partner distributions	$81,366	$212,661
Per unit distribution to limited partners	$7.19	$18.79
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $69,906, of which price variances accounted for a $15,042 decrease and production variances accounted for a $54,864 decrease.

Production in 2007 (on a BOE basis) was 13% lower than 2006.  Our oil production decreased 15% in 2007 due primarily to mechanical problems on an oil well.  Our gas production was 9% lower in 2007 than 2006.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.78 per BOE in 2006 to $25.61 per BOE in 2007.  The increase in oil and gas production costs was due primarily to replacing tanks on a battery.

Expenses
Depletion on a BOE basis increased 118% in 2007.  Comparing 2007 to 2006, depletion expense increased $5,069, of which rate variances accounted for a $5,791 increase and production variances accounted for a $722 decrease.

Accretion expense increased 46% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 14% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $90,479, of which $81,366 was distributed to the limited partners and $9,113 to the general partners.  Cumulative cash distributions of $4,351,804 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $3,973,865 or $351.17 per limited partner unit has been distributed to the limited partners, representing 70% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007