Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2007-11-13
CIK 859910

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-A, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$34,801	$18,571
Receivable from Managing General Partner	102,252	55,021
New Mexico income tax deposits	9,456	11,674
Total current assets	146,509	85,266

Oil and gas properties - using the full-
cost method of accounting	4,376,881	4,377,076
Less accumulated depreciation,
depletion and amortization	4,053,151	4,036,114
Net oil and gas properties	323,730	340,962

	$470,239	$426,228

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$242,892	$239,842

Partners' equity (deficit):
General Partner	(2,455)	(8,190)
Limited partners	229,802	194,576
Total partners' equity	227,347	186,386

	$470,239	$426,228

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$134,504	$86,073	$310,092	$350,624
Interest	234	227	623	227
Miscellaneous	34	-	34	-
	134,772	86,300	310,749	350,851

Expenses

Depreciation, depletion and amortization	6,324	2,505	17,036	8,148
Accretion expense	5,335	3,300	15,941	10,571
General and administrative	29,544	27,458	81,332	87,417
	41,203	33,263	114,309	106,136

Net income	$93,569	$53,037	$196,440	$244,715

Net income allocated to:

Managing General Partner	$8,990	$4,999	$19,213	$22,758

General Partner	$999	$555	$2,135	$2,528

Limited partners	$83,580	$47,483	$175,092	$219,429

Per limited partner unit	$7.39	$4.20	$15.47	$19.39

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits
interests	$252,384	$345,249
Cash paid to suppliers	(81,332)	(87,417)
Interest received	623	227
Miscellaneous	34	-
Net cash provided by operating activities	171,709	258,059

Cash flows used in financing activities:

Distributions to partners	(155,479)	(311,623)

Net increase (decrease) in cash and cash equivalents	16,230	(53,564)

Beginning of period	18,571	71,661

End of period	$34,801	$18,097

Reconciliation of net income to net cash
provided by operating activities:

Net income	$196,440	$244,715

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	17,036	8,148
Accretion expense	15,941	10,571
Settlement of asset retirement obligation for plugged
and abandoned wells	(12,695)	(22,543)
(Increase) decrease in receivables	(45,013)	17,168
Net cash provided by operating activities	$171,709	$258,059

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$(196)	$(710)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$239,842	$171,063
Settlement of obligations for plugged and abandoned wells	(12,695)	(22,543)
Reduction of obligations due to farm-outs	(196)	(710)
Accretion expense	15,941	10,571
End of period	$242,892	$158,381

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	2,764	1,598
Gas production in mcf	7,188	6,378
Total (BOE)	3,962	2,661
Average price per barrel of oil	$70.56	$68.50
Average price per mcf of gas	$7.21	$7.69
Partnership distributions	$65,000	$75,000
Limited partner distributions	$58,500	$67,500
Per unit distribution to limited partners	$5.17	$5.97
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $88,386, of which price variances accounted for a $2,291 increase and production variances accounted for a $86,095 increase.

Production in 2007 (on a BOE basis) was 49% higher than 2006.  Our oil production increased 73% in 2007 due primarily to improved performance on three properties.  Our gas production was 13% higher in 2007 than 2006 due primarily to improved performance on one well.

In 2007, our realized oil price was 3% higher than 2006, while our realized gas price was 6% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $27.21 per BOE in 2006 to $28.36 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to the settlement of a salt water disposal dispute involving three wells and subsurface repairs on a well.

Expenses
Depletion on a BOE basis increased 70% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,819, of which rate variances accounted for a $2,594 increase and production variances accounted for a $1,225 increase.

Accretion expense increased 62% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 8% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	7,018	6,586
Gas production in mcf	20,713	21,232
Total (BOE)	10,470	10,125
Average price per barrel of oil	$63.22	$63.97
Average price per mcf of gas	$7.02	$7.03
Partnership distributions	$155,479	$311,623
Limited partner distributions	$139,866	$280,161
Per unit distribution to limited partners	$12.36	$24.76
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $18,482, of which price variances accounted for a $5,502 decrease and production variances accounted for a $23,984 increase.

Production in 2007 (on a BOE basis) was 3% higher than 2006.  Our oil production increased 7% in 2007 due primarily to improved performance of one well.  Our gas production was 2% lower in 2007 than 2006.

In 2007, our realized oil price was 1% lower than 2006, while our realized gas price was less than 1% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.73 per BOE in 2006 to $26.65 per BOE in 2007.  The increase in oil and gas production costs was due primarily to the settlement of a salt water disposal dispute involving three wells and subsurface repairs and tank battery repairs for a well.

Expenses
Depletion on a BOE basis increased 102% in 2007.  Comparing 2007 to 2006, depletion expense increased $8,888, of which rate variances accounted for a $8,610 increase and production variances accounted for a $278 increase.

Accretion expense increased 51% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $155,479, of which $139,866 was distributed to the limited partners and $15,613 to the general partners.  Cumulative cash distributions of $4,416,804 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $4,032,365 or $356.34 per limited partner unit has been distributed to the limited partners, representing 71% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007

18