Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2008-08-14
CIK 859910

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$52,976	$47,747
Receivable from Managing General Partner	174,528	90,989
New Mexico income tax deposits	20,477	13,341
Total current assets	247,981	152,077

Oil and gas properties - using the full-
cost method of accounting	4,379,502	4,376,881
Less accumulated depreciation,
depletion and amortization	4,067,460	4,057,615
Net oil and gas properties	312,042	319,266

	$560,023	$471,343

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$258,411	$248,073

Partners' equity (deficit):
General Partner	6,047	(2,417)
Limited partners	295,565	225,687
Total partners' equity	301,612	223,270

	$560,023	$471,343

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$212,136	$129,841	$450,950	$175,587
Interest	145	159	363	390
	212,281	130,000	451,313	175,977

Expenses

Depreciation, depletion and amortization	4,141	6,518	9,845	10,712
Accretion expense	3,372	5,227	7,717	10,606
General and administrative	34,209	30,771	62,995	51,788
	41,722	42,516	80,557	73,106

Net income	$170,559	$87,484	$370,756	$102,871

Net income allocated to:

Managing General Partner	$15,723	$8,460	$34,254	$10,222

General Partner	$1,747	$940	$3,806	$1,136

Limited partners	$153,089	$78,084	$332,696	$91,513

Per limited partner unit	$13.53	$6.90	$29.40	$8.09

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits
interests	$360,275	$148,289
Cash paid to suppliers	(62,995)	(51,788)
Interest received	363	390
Net cash provided by operating activities	297,643	96,891

Cash flows used in financing activities:

Distributions to partners	(292,414)	(90,479)

Net increase in cash and cash equivalents	5,229	6,412

Beginning of period	47,747	18,571

End of period	$52,976	$24,983

Reconciliation of net income to net cash
provided by operating activities:

Net income	$370,756	$102,871

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	9,845	10,712
Accretion expense	7,717	10,606
Settlement of asset retirement obligation for plugged
and abandoned wells	-	(12,621)
Increase in receivables	(90,675)	(14,677)
Net cash provided by operating activities	$297,643	$96,891

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties –
SFAS No. 143	$2,621	$(196)

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$248,073	$239,842
Settlement of obligations for plugged and abandoned wells	-	(12,621)
Reduction of obligations due to farm-outs	-	(196)
Revision of estimates	2,621	-
Accretion expense	7,717	10,606
End of period	$258,411	$237,631

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008 there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	2,123	2,755
Gas production in mcf	6,215	7,182
Total (BOE)	3,159	3,952
Average price per barrel of oil	$122.30	$58.92
Average price per mcf of gas	$11.32	$7.33
Partnership distributions	$167,414	$40,479
Limited partner distributions	$150,318	$36,366
Per unit distribution to limited partners	$13.28	$3.21
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $114,972, of which price variances accounted for a $159,302 increase and production variances accounted for a $44,330 decrease.

Production in 2008 (on a BOE basis) was 20% lower than 2007.  Our oil production was 23% lower in 2008 due primarily to production declines on four oil wells.  Our gas production was 13% lower in 2008 than 2007 due primarily to production declines on four properties.

In 2008, our realized oil price was 108% higher than 2007, while our realized gas price was 54% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.55 per BOE in 2007 to $37.30 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to repairs on three oil wells.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Expenses
Depletion on a BOE basis decreased 21% in 2008.  Comparing 2008 to 2007, depletion expense decreased $2,377, of which rate variances accounted for a $1,069 decrease and production variances accounted for a $1,308 decrease.

Accretion expense decreased 35% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 11% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,969	4,254
Gas production in mcf	12,532	13,525
Total (BOE)	7,058	6,508
Average price per barrel of oil	$107.62	$58.46
Average price per mcf of gas	$10.86	$6.92
Partnership distributions	$292,414	$90,479
Limited partner distributions	$262,818	$81,366
Per unit distribution to limited partners	$23.23	$7.19
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $328,648, of which price variances accounted for a $293,722 increase and production variances accounted for a $34,926 increase.

Production in 2008 (on a BOE basis) was 8% higher than 2007.  Our oil production increased 17% in 2008 due primarily to the return to production of a well that was not producing most of 2007.  Our gas production was 7% lower in 2008 than 2007.

In 2008, our realized oil price was 84% higher than 2007, while our realized gas price was 57% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $25.61 per BOE in 2007 to $31.16 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to surface repairs on a property.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Expenses
Depletion on a BOE basis decreased 15% in 2008.  Comparing 2008 to 2007, depletion expense decreased $867, of which rate variances accounted for a $1,771 decrease and production variances accounted for a $904 increase.

Accretion expense decreased 27% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 22% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $292,414, of which $262,818 was distributed to the limited partners and $29,596 to the general partners.  Cumulative cash distributions of $4,784,218 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $4,362,683 or $385.53 per limited partner unit has been distributed to the limited partners, representing 77% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008