Form 10-K
period 2008-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2009-03-27
CIK 859910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Principal Products and Markets
The Partnership has acquired and holds royalty, overriding royalty and net profit interests in oil and gas properties located in Texas and New Mexico.  All activities of the Partnership are confined to the continental United States.  During 2008, 80% of the Partnership’s revenues were derived from the sale of oil production and 20% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2009.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2008 is approximately 6.1 years, based on 2008 production levels.

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

Item 1B.                      Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

As of December 31, 2008, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cherokee, Duval, Hockley, Howard, Midland, Panola, Reagan, Upton, Ward and Yoakum Counties of Texas.  These properties consist of various interests in approximately 476 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2008 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	63,000	-	-	63,000
Gas (Mcf)	117,000	-	1,000	118,000
Total (BOE)	83,000	-	-	83,000

Standardized measure of discounted
future net cash flows				$937,000

The following table sets forth certain information as of December 31, 2008 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Slaughter	43,000	-	43,000	51.8%
Anita	9,000	-	9,000	10.9%
Lovington	2,000	36,000	8,000	9.6%
Other	9,000	82,000	23,000	27.7%
Total	63,000	118,000	83,000	100.0%

The estimates of proved reserves at December 31, 2008 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2008 were $41.69 per Bbl of oil and natural gas liquids and $6.90 per Mcf of gas, as compared to $90.24 per Bbl of oil and $7.70 per Mcf of gas as of December 31, 2007.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2008 there were 503 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2008, distributions were made totaling $667,414, with $600,318 ($53.05 per unit) distributed to the limited partners and $67,096 to the general partners.

Issuer Purchases of Equity Securities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.  No purchases of limited partnership units were acquired by the Managing General Partner under these provisions during the year ended December 31, 2008.

From time to time, a limited partner may desire to sell his or her limited partnership units to the Managing General Partner for reasons other than those described in the preceding paragraph.  In these cases, the Managing General Partner may, but is under no obligation to, offer to repurchase the units on terms and conditions established by the Managing General Partner, in its sole and absolute discretion, and acceptable to the limited partner.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner at the request of limited partners during the year ended December 31, 2008.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2008	-	$-
February 2008	-	-
March 2008	-	-
April 2008	-	-
May 2008	-	-
June 2008	-	-
July 2008	-	-
August 2008	-	-
September 2008	118	85.43
October 2008	-	-
November 2008	-	-
December 2008	58	120.20
TOTALS	176	$96.89

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2008	2007	2006	2005	2004
Revenues	$676,683	$424,116	$412,625	$459,406	$275,491

Net income	521,272	267,363	271,735	334,787	145,577

Partners' share of net income:

General partners	54,432	28,886	28,688	34,570	15,807

Limited partners	466,840	238,477	243,047	300,217	129,770

Limited partners'
net income per unit	41.25	21.07	21.48	26.53	11.47

Limited partners'
cash distributions per unit	53.05	18.33	26.35	27.04	11.97

Total assets	$372,137	$471,343	$426,228	$417,337	$407,709

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

	Year Ended December 31,
	2008	2007	2006
Oil production in barrels	9,649	8,950	9,068
Gas production in mcf	23,562	26,947	29,075
Total (BOE)	13,576	13,441	13,914
Average price per barrel of oil	$96.74	$67.54	$61.88
Average price per mcf of gas	$9.69	$7.41	$6.78
Partnership distributions	$667,414	$230,479	$331,623
Limited partner distributions	$600,318	$207,366	$298,161
Per unit distribution to limited partners	$53.05	$18.33	$26.35
Number of limited partner units	11,316	11,316	11,316

Operating Results
The following discussion compares our results for the year ended December 31, 2008 to the two previous years.  All references to 2008, 2007 and 2006 within this section refer to the respective annual periods.

Revenues
Oil and gas prices remained high compared to the previous two years.  Comparing 2008 to 2007, oil and gas sales from net profits interests increased $357,676, of which price variances accounted for a $335,545 increase and production variances accounted for a $22,131 increase.  Comparing 2007 to 2006, oil and gas sales from net profits interests increased $45,807, of which price variances accounted for a $67,538 increase and production variances accounted for a $21,731 decrease.

Production in 2008 (on a BOE basis) was 1% higher than 2007 and 2% lower than 2006.  Our oil production was 8% higher in 2008 than 2007 due primarily to an oil well not producing during the first half of 2007.  Our gas production was 13% lower in 2008 than 2007 due primarily to a well that was not producing in the fourth quarter of 2008.

In 2008, our realized oil price was 43% higher than 2007 and 56% higher than 2006, while our realized gas price was 31% higher than 2007 and 43% higher than 2006.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $28.34 per BOE in 2007 and $24.87 per BOE in 2006 to $35.78 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to subsurface repairs on an oil well and the cost to plug and abandon a well exceeded the asset retirement obligation reduction.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Expenses
Depletion on a BOE basis increased 6% from 2007 and 56% from 2006.  Comparing 2008 to 2007, depletion expense increased $1,544, of which rate variances accounted for a $1,328 increase and production variances accounted for a $216 increase.  Comparing 2007 to 2006, depletion expense increased $6,353, of which rate variances accounted for a $6,868 increase and production variances accounted for a $515 decrease.  Depletion rates are a function of net capitalized costs and estimated reserve quantities.

Accretion expense decreased 10% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 1% lower in 2008 than 2007 and 1% higher than 2006.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2008 were $667,414, of which $600,318 was distributed to the limited partners and $67,096 to the general partners.  Cumulative cash distributions of $5,159,218 have been made to the general and limited partners as of December 31, 2008.  As of December 31, 2008, $4,700,183 or $415.36 per limited partner unit has been distributed to the limited partners, representing 83% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2008 was 158% higher than 2007.  A 44% increase in oil and gas sales plus a decrease in receivables were partially offset by higher production costs.  Our only use in financing activities is the distribution to partners which was 190% higher than 2007.

As of December 31, 2008, the Partnership had approximately $30,100 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund X-A, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-A, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-A, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 27, 2009

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$49,315	$47,747
Receivable from Managing General Partner	-	90,989
New Mexico income tax deposits	19,085	13,341

Total current assets	68,400	152,077

Oil and gas properties - using the full-
cost method of accounting	4,384,396	4,376,881
Less accumulated depreciation,
depletion and amortization	4,080,659	4,057,615

Net oil and gas properties	303,737	319,266

	$372,137	$471,343
Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$38,292	$-

Asset retirement obligation	256,717	248,073

Partners' equity (deficit):
General Partner	(15,081)	(2,417)
Limited partners	92,209	225,687

Total partners' equity	77,128	223,270

	$372,137	$471,343

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2008	2007	2006
Revenues

Income from net profits interests	$676,060	$423,146	$412,262
Interest income	615	936	363
Other	8	34	-
	676,683	424,116	412,625

Expenses

Depreciation, depletion and amortization	23,044	21,500	15,147
Accretion expense	19,207	21,387	13,926
General and administrative	113,160	113,866	111,817
	155,411	156,753	140,890

Net income	$521,272	$267,363	$271,735

Net income allocated to:

Managing General Partner	$48,989	$25,998	$25,819

General Partner	$5,443	$2,888	$2,869

Limited partners	$466,840	$238,477	$243,047

Per limited partner unit	$41.25	$21.07	$21.48

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Equity (Deficit)
Years ended December 31, 2008, 2007 and 2006

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2005	$(3,416)	$249,690	$246,274

Net income	28,688	243,047	271,735

Distributions	(33,462)	(298,161)	(331,623)

Balance at December 31, 2006	(8,190)	194,576	186,386

Net income	28,886	238,477	267,363

Distributions	(23,113)	(207,366)	(230,479)

Balance at December 31, 2007	(2,417)	225,687	223,270

Net income	54,432	466,840	521,272

Distributions	(67,096)	(600,318)	(667,414)

Balance at December 31, 2008	$(15,081)	$92,209	$77,128

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from net profits interests	$743,227	$372,551	$389,987
Cash paid for administrative fees and general
and administrative overhead	(74,868)	(113,866)	(111,817)
Interest received	615	936	363
Other	8	34	-

Net cash provided by operating activities	668,982	259,655	278,533

Cash flows from financing activities:
Distributions to partners	(667,414)	(230,479)	(331,623)

Net increase (decrease) in cash and cash equivalents	1,568	29,176	(53,090)

Beginning of year	47,747	18,571	71,661

End of year	$49,315	$47,747	$18,571

Reconciliation of net income to net cash
provided by operating activities:

Net income	$521,272	$267,363	$271,735

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	23,044	21,500	15,147
Accretion expense	19,207	21,387	13,926
Settlement of asset retirement obligations
for plugged and abandoned wells	(18,078)	(12,960)	(22,543)
Decrease (increase) in receivables and deposits	85,245	(37,635)	268
Increase in payables	38,292	-	-

Net cash provided by operating activities	$668,982	$259,655	$278,533

Noncash investing and financing activities:
Increase (decrease) in oil and gas properties –
SFAS No. 143	$7,515	$(196)	$77,396

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2008, 2007 and 2006 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of December 31, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2008 and 2007, there were no significant amounts of imbalance in terms of units or value.

Income Taxes
No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” the Partnership's tax basis in its net oil and gas properties at December 31, 2008 and 2007 is $7,067 and $10,167 respectively, less than, that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

Number of Limited Partner Units
As of December 31, 2008, 2007 and 2006, there were 11,316 limited partner units outstanding held by 503, 522 and 533 partners.

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

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

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

Changes in abandonment obligations for 2008 and 2007 are as follows:

	2008	2007
Beginning of year	$248,073	$239,842
Reduction of obligations due to farm-outs	-	(196)
Reduction of obligations due to wells plugged and abandoned	(18,078)	(12,960)
Accretion expense	19,207	21,387
Revisions of previous estimates	7,515	-
End of year	$256,717	$248,073

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

As of December 31, 2008, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s financial condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating $45,300, $41,000 and $47,100 for the years ended December 31, 2008, 2007, and 2006, respectively.  The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest.  In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $90,000 during each of 2008, 2007 and 2006, as an administrative fee, for indirect general and administrative overhead expenses.  The administrative fees are included in general and administrative expense on the statement of operations.

Receivables (payable to) from Southwest Royalties, Inc., the Managing General Partner, of approximately ($38,300) and $91,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2008 and 2007, respectively.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2006	155,000	247,000

Revisions of previous estimates	(58,000)	9,000
Production	(9,000)	(29,000)

December 31, 2006	88,000	227,000

Revisions of previous estimates	32,000	(12,000)
Production	(9,000)	(27,000)

December 31, 2007	111,000	188,000

Revisions of previous estimates	(38,000)	(46,000)
Production	(10,000)	(24,000)

December 31, 2008	63,000	118,000

Proved developed reserves -
December 31, 2006	88,000	226,000
December 31, 2007	111,000	188,000
December 31, 2008	63,000	117,000

Net revisions of 46,000 BOE in 2008 consisted of approximately 36,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 10,000 BOE attributable to well performance primarily from properties in Big Spring field of West Texas.  Net revisions of 30,000 BOE in 2007 consisted of approximately 6,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 24,000 BOE attributable to well performance primarily from properties in Big Spring field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average oil price of $41.69, $90.24 and $53.23 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average natural gas price of $6.90, $7.70 and $5.23 per Mcf.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Future cash inflows	$3,433,000	$11,283,000	$5,795,000
Production, development and abandonment costs	1,815,000	4,729,000	2,731,000
Future net cash flows	1,618,000	6,554,000	3,064,000
10% annual discount for
estimated timing of cash flows	681,000	3,129,000	1,417,000
Standardized measure of
discounted future net cash flows	$937,000	$3,425,000	$1,647,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Sales of oil and gas produced, net of production costs	$(676,000)	$(423,000)	$(412,000)
Changes in prices and production costs	(1,839,000)	1,343,000	(1,029,000)
Changes of production rates (timing) and others	203,000	(29,000)	237,000
Revisions of previous quantities estimates	(518,000)	722,000	(739,000)
Accretion of discount	342,000	165,000	326,000
Discounted future net cash flows -
Beginning of year	3,425,000	1,647,000	3,264,000
End of year	$937,000	$3,425,000	$1,647,000

Southwest Royalties Institutional Income Fund X-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2008:
Total revenues	$239,031	$212,281	$218,456	$6,915
Total expenses	38,835	41,722	38,385	36,469
Net income (loss)	$200,196	$170,559	$180,071	$(29,554)

Net income (loss) per
limited partners unit	$15.87	$13.53	$14.28	$(2.43)

	Quarter
	First	Second	Third	Fourth
2007:
Total revenues	$45,977	$130,000	$134,772	$113,367
Total expenses	30,590	42,516	41,203	42,444
Net income	$15,387	$87,484	$93,569	$70,923

Net income per limited partners unit	$1.19	$6.90	$7.39	$5.59

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 77, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 57, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 54, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 53, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 72, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 52, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                     Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $90,000 during each of 2008, 2007 and 2006 as an annual administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 1,467 limited partner units, a 11.7% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 21.7%.

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

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

In 2008, the Managing General Partner received approximately $90,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $45,300 for administrative overhead attributable to operating such properties during 2008.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                     Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2008	2007
Audit Fees	$18,030	$16,932
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$18,030	$16,932

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 27, 2009	Date: March 27, 2009

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 27, 2009