Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-A LP
filed 2010-08-13
CIK 859910

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$71,499	$46,268
Receivable from Managing General Partner	-	46,837
New Mexico income tax deposits	15,464	9,306

Total current assets	86,963	102,411

Oil and gas properties - using the full-
cost method of accounting	4,390,708	4,390,708
Less accumulated depreciation,
depletion and amortization	4,118,694	4,108,210

Net oil and gas properties	272,014	282,498

	$358,977	$384,909

Liabilities and Partners' (Deficit) Equity

Current liability:
Payable to Managing General Partner	$279,722	$-

Asset retirement obligation	266,969	281,268

Partners' (deficit) equity:
General Partner	(38,156)	(10,037)
Limited partners	(149,558)	113,678

Total partners' (deficit) equity	(187,714)	103,641

	$358,977	$384,909

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

(Loss) income from net profits interests	$(248,708)	$45,197	$(177,499)	$70,708
Interest	23	1	41	15
	(248,685)	45,198	(177,458)	70,723

Expenses

Depreciation, depletion and amortization	5,313	7,225	10,484	16,183
Accretion expense	4,870	5,800	9,961	11,566
General and administrative	30,122	28,068	63,236	62,484
	40,305	41,093	83,681	90,233

Net (loss) income	$(288,990)	$4,105	$(261,139)	$(19,510)

Net (loss) income allocated to:

Managing General Partner	$(25,531)	$1,020	$(22,559)	$(299)

General Partner	$(2,837)	$113	$(2,507)	$(33)

Limited partners	$(260,622)	$2,972	$(236,073)	$(19,178)

Per limited partner unit	$(23.03)	$.26	$(20.86)	$(1.69)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net
profits interests	$118,642	$56,299
Cash paid to suppliers	(63,236)	(100,776)
Interest received	41	15
Net cash provided by (used in) operating activities	55,447	(44,462)

Cash flows used in financing activities:

Distributions to partners	(30,216)	(2,548)

Net increase (decrease) in cash and cash equivalents	25,231	(47,010)

Beginning of period	46,268	49,315

End of period	$71,499	$2,305

Reconciliation of net loss to net cash
provided by operating activities:

Net loss	$(261,139)	$(19,510)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation, depletion and amortization	10,484	16,183
Accretion expense	9,961	11,566
Settlement of asset retirement obligation for
plugged and abandoned wells	(24,260)	(5,401)
Decrease (increase) in receivables	40,679	(9,008)
Increase (decrease) in payables	279,722	(38,292)
Net cash provided by (used in) operating activities	$55,447	$(44,462)

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$-	$6,312

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$281,268	$256,717
Reduction of obligations due to wells plugged and abandoned	(24,260)	(5,401)
Revision of estimates	-	6,312
Accretion expense	9,961	11,566
End of period	$266,969	$269,194

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010 there was a balance due to the Managing General Partner of $279,722.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,347	2,358
Gas production in mcf	4,559	5,279
Total (BOE)	3,107	3,238
Average price per barrel of oil	$73.45	$55.06
Average price per mcf of gas	$5.11	$3.61
Partnership distributions	$216	$2,548
Limited partner distributions	$163	$1,931
Per unit distribution to limited partners	$.01	$.17
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $46,810, of which price variances accounted for a $50,015 increase and production variances accounted for a $3,205 decrease.

Production in 2010 (on a BOE basis) was 4% lower than 2009.  Our oil production was less than 1% lower in 2010 than 2009.  Our gas production was 14% lower in 2010 than 2009 due primarily to the production decline on one well.

In 2010, our realized oil price was 33% higher than 2009, while our realized gas price was 42% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $32.02 per BOE in 2009 to $143.04 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily the cost to plug and abandon two oil wells.

Expenses
Depletion on a BOE basis decreased 23% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,912, of which rate variances accounted for a $1,620 decrease and production variances accounted for a $292 decrease.

Accretion expense decreased 16% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 7% higher in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	4,621	4,795
Gas production in mcf	8,863	11,128
Total (BOE)	6,098	6,650
Average price per barrel of oil	$73.60	$44.24
Average price per mcf of gas	$5.93	$3.95
Partnership distributions	$30,216	$2,548
Limited partner distributions	$27,163	$1,931
Per unit distribution to limited partners	$2.40	$.17
Number of limited partner units	11,316	11,316

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $136,527, of which price variances accounted for a $153,168 increase and production variances accounted for a $16,641 decrease.

Production in 2010 (on a BOE basis) was 8% lower than 2009.  Our oil production decreased 4% in 2010 than 2009.  Our gas production was 20% lower in 2010 than 2009 due primarily to the production decline on one well.

In 2010, our realized oil price was 66% higher than 2009, while our realized gas price was 50% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $27.88 per BOE in 2009 to $93.49 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the cost to plug and abandon three wells.

Expenses
Depletion on a BOE basis decreased 29% in 2010.  Comparing 2010 to 2009, depletion expense decreased $5,699, of which rate variances accounted for a $4,357 decrease and production variances accounted for a $1,342 decrease.

Accretion expense decreased 14% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $30,216, of which $27,163 was distributed to the limited partners and $3,053 to the general partners.  Cumulative cash distributions of $5,241,982 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $4,774,277 or $421.91 per limited partner unit has been distributed to the limited partners, representing 84% of contributed capital.

The Partnership reported a deficit in partners’ equity of $187,714 at June 30, 2010.  Recently the Partnership was required to plug and abandon three wells, and during the process incurred substantial costs to fish collapsed tubing from the well bores of two of the wells.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-A, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010